Form 10-K
period 2018-12-31
Resolute Forest Products Inc.
filed 2019-03-01
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 001-33776
RESOLUTE FOREST PRODUCTS INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0526415
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2018) was $617 million.
As of January 31, 2019, there were 90,730,712 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days of December 31, 2018, are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF
THIRD-PARTY DATA
Statements in this Annual Report on Form 10-K (or “Form 10-K”) that are not reported financial results or other historical information of Resolute Forest Products Inc. (with its subsidiaries, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “Resolute,” “we,” “our,” “us,” or the “Company”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: efforts and initiatives to reduce costs and increase revenues and profitability; business and operating outlook; assessment of market conditions; growth strategies and prospects, and the growth potential of the Company and the industry in which we operate; liquidity; future cash flows; and strategies for achieving our goals generally, including the strategies described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Our Business,” of this Form 10-K. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt,” “project,” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs, and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations, and performance to differ materially from those expressed or implied in this Form 10-K include, but are not limited to, the impact of: developments in non-print media, and the effectiveness of our responses to these developments; intense competition in the forest products industry; any inability to offer products certified to globally recognized forestry management and chain of custody standards; any inability to successfully implement our strategies to increase our earnings power; the possible failure to successfully integrate acquired businesses with ours or to realize the anticipated benefits of acquisitions, such as our entry into tissue production and sales, or divestitures or other strategic transactions or projects; uncertainty or changes in political or economic conditions in the United States, Canada or other countries in which we sell our products; global economic conditions; the highly cyclical nature of the forest products industry; any difficulties in obtaining timber or wood fiber at favorable prices, or at all; changes in the cost of purchased energy and other raw materials; physical and financial risks associated with global, regional, and local weather conditions, and climate change; any disruption in operations or increased labor costs due to labor disputes; difficulties in our employee relations or retention; disruptions to our supply chain, operations, or the delivery of our products; disruptions to our information technology systems including cybersecurity incidents; risks related to the operation and transition of legacy system applications; negative publicity, even if unjustified; currency fluctuations; any increase in the level of required contributions to our pension plans, including as a result of any increase in the amount by which they are underfunded; our ability to maintain adequate capital resources to provide for all of our substantial capital requirements; the terms of our outstanding indebtedness, which could restrict our current and future operations; losses that are not covered by insurance; any additional closure costs and long-lived asset impairment or accelerated depreciation charges; any need to record additional valuation allowances against our recorded deferred income tax assets; our exports from one country to another country becoming or remaining subject to duties, cash deposit requirements, border taxes, quotas, or other trade remedies or restrictions; countervailing and anti-dumping duties on imports to the U.S. of substantially all of our softwood lumber products produced at our Canadian sawmills; any failure to comply with laws or regulations generally; any additional environmental or health and safety liabilities; any violation of trade laws, export controls, or other laws relating to our international sales and operations; adverse outcomes of legal proceedings, claims and governmental inquiries, investigations, and other disputes in which we are involved; the actions of holders of a significant percentage of our common stock; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors.”
All forward-looking statements in this Form 10-K are expressly qualified by the cautionary statements contained or referred to in this section and in our other filings with the United States Securities and Exchange Commission (or the “SEC”) and the Canadian securities regulatory authorities. We disclaim any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except as required by law.
Market and Industry Data
The information on industry and general economic conditions in this Form 10-K was derived from third-party sources and trade publications we believe to be widely accepted and accurate. We have not independently verified the information and cannot assure you of its accuracy.

PART I
ITEM 1. BUSINESS
We are a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, newsprint and specialty papers. We own or operate some 40 facilities, as well as power generation assets in the United States and Canada. Marketing our products in close to 70 countries, we have third-party certified 100% of our managed woodlands to at least one internationally recognized forest management standard.
Resolute Forest Products Inc., a Delaware corporation, was formed on January 25, 2007, from the merger of Abitibi-Consolidated Inc. (or “Abitibi”) and Bowater Incorporated. Our common stock trades under the stock symbol “RFP” on both the New York Stock Exchange (or the “NYSE”) and the Toronto Stock Exchange (or the “TSX”).
Executive Officers
The following is information about our executive officers as of March 1, 2019:

Name	Age	Position	Officer Since
Yves Laflamme	62	President and Chief Executive Officer	2007
John Lafave	54	Senior Vice President, Pulp and Paper Sales and Marketing	2018
Remi G. Lalonde	42	Senior Vice President and Chief Financial Officer	2018
Patrice Minguez	55	President, Tissue Group	2017
Daniel Ouellet	48	Senior Vice President, Human Resources	2018
Richard Tremblay	55	Senior Vice President, Pulp and Paper Operations	2014
Jacques P. Vachon	59	Senior Vice President, Corporate Affairs and Chief Legal Officer	2007
Mr. Laflamme previously served as senior vice president, wood products, global procurement and information technology, from January 2011 to January 2018, as senior vice president, wood products, from October 2007 to January 2011, as senior vice president, woodlands and sawmills of Abitibi from 2006 to October 2007, and as vice president, sales, marketing and value-added wood products operations of Abitibi from 2004 to 2005. He is a 37-year veteran of the industry, as well as of Resolute and its predecessor companies.
Mr. Lafave previously served at Abitibi as vice president, sales, national accounts – paper sales, vice-president, sales, national accounts – newsprint, and vice president, sales, commercial printers, from 2004 to 2009. He held progressive positions in sales with UPM-Kymmene and Repap Enterprises.
Mr. Lalonde previously served as vice president, strategy and corporate development from May 2018 to November 2018. He was general manager of Resolute’s pulp and paper mill in Thunder Bay (Ontario), from February 2016 to May 2018. Before taking a leadership role in operations, Mr. Lalonde was treasurer and vice president, investor relations, from November 2014 to February 2016, and vice president, investor relations, from September 2011 to November 2014. He initially joined Resolute in 2009 as senior counsel, securities, following six years at a Wall Street law firm.
Mr. Minguez previously served as special advisor to the former president and chief executive officer in July 2017. Prior to joining Resolute in August 2017, he was founder and former president of Cellynne Holdings, Inc. from January 1989 to August 2012. From February 1987 to January 1989, Mr. Minguez headed Société Antillaise de Service SARL, a distribution company he founded, specializing in janitorial supplies and proprietary systems.
Mr. Ouellet previously served as vice president, human resources, for Resolute’s Canadian and U.S. operations, from January 2016 to May 2018, and as vice president, human resources, for its Canadian operations, from November 2013 to January 2016. He held a range of other human resources positions since joining Resolute in September 2000, and also acquired operational experience leading the company’s sawmill operations in the Saguenay – Lac-Saint-Jean region of Quebec. Prior to joining Resolute, Mr. Ouellet worked with Alliance Forest Products, Alcan, and a regional trade union.
Mr. Tremblay previously served as senior vice president, pulp and paper group, from June 2015 to February 2018, and as senior vice president, pulp and paper operations, from February 2014 to May 2015. He served as interim senior vice president, pulp and paper operations, from November 2013 to January 2014, and as vice president, pulp and paper operations from June 2011 to October 2013. Prior to joining Resolute in June 2011, he served as general manager of several mills at Smurfit Stone Container Corporation between 2002 and 2011.

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
Market pulp
We produce market pulp at five facilities in North America, with total capacity of 1.3 million metric tons, or 8% of total North American capacity. Our market pulp includes: virgin pulp; and recycled bleached kraft (or “RBK”) pulp, for which we are the world’s largest producer. Approximately 70% of our virgin pulp capacity is softwood-based: northern bleached softwood kraft (or “NBSK”) pulp and fluff pulp. The remainder of our virgin pulp capacity consists of northern bleached hardwood kraft (or “NBHK”) pulp and southern bleached hardwood kraft (or “SBHK”) pulp. Wood pulp is the most commonly used material to make paper and tissue. Pulp not converted into paper or tissue is sold as market pulp, which is used to make a range of consumer products including tissue, packaging, specialty paper products, diapers, and other absorbent products. 25% of our 2018 market pulp shipments were exported outside of North America, including significant exports to Europe, Asia, and Latin America.
Tissue
We produce tissue products at three facilities in North America. With total capacity of 128,000 short tons (116,000 metric tons), we are a fully integrated manufacturer operating four tissue machines and 12 converting lines. We manufacture a range of tissue products for the away-from-home and at-home markets, including recycled and virgin paper products, covering premium, value, and economy grades. We also sell parent rolls not converted into tissue products.
Wood products
We operate 14 sawmills in Canada that produce construction-grade lumber sold in North America. Our sawmills produce dimension spruce-pine-fir lumber and provide wood chips to our pulp and paper mills in Canada. Our sawmills also supply wood residue to our other segments, to be used as fuel to produce electricity and steam based on renewable sources. In 2018, we shipped 1.7 billion board feet of construction-grade lumber. We also operate two remanufactured wood products facilities that manufacture bed frame components, finger joints, and furring strips, two engineered wood products facilities that manufacture I-joists for the construction industry, and one wood pellet facility, all of which are located in Quebec and Ontario.
Newsprint
We produce newsprint at eight facilities in North America. With total capacity of 1.8 million metric tons, which represents 8% of total worldwide capacity and 42% of total North American capacity, we are the largest producer of newsprint in the world. We sell newsprint to newspaper publishers worldwide and also to commercial printers in North America for uses such as inserts and flyers. In 2018, North American deliveries represented 61% of our total newsprint shipments.
Specialty papers
We produce specialty papers at four facilities in North America. With total capacity of 0.9 million short tons (0.8 million metric tons), our specialty papers segment is composed of uncoated mechanical papers, including supercalendered paper and white paper, as well as uncoated freesheet papers. With 0.7 million short tons (0.6 million metric tons) of capacity, or 21% of total North American capacity, we are the largest producer of uncoated mechanical papers in North America, and the fourth largest in the world. Our specialty papers are used in books, retail inserts, direct mail, coupons, magazines, catalogs, bags, and other commercial printing applications. We sell specialty papers to major commercial printers, direct mailers, publishers, catalogers, and retailers, mostly in North America.
For additional information on our corporate strategy, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Our Business” of this Form 10-K.

Pulp, tissue, and paper manufacturing facilities
The following table lists the pulp, tissue, and paper manufacturing facilities and the number of machines we owned or operated as of December 31, 2018, and facilities sold in 2018, excluding facilities and machines that have been permanently closed or indefinitely idled as of December 31, 2018. The table presents our total 2018 production by product line (which represents all of our reportable segments except wood products), reflecting the impact of any downtime taken in 2018, and our 2019 capacity. Total capacity is based on an operating schedule of approximately 360 days. In certain cases, production can exceed capacity, due to changes in the manufacturing properties of the product.

	Number of Machines	2019	2018	2018 Production By Product Line
(In thousands of metric tons)		Total Capacity	Total Production	Market Pulp	Tissue	Newsprint	Specialty Papers
Canada
Alma (Quebec)	3	360	344	—	—	7	337
Amos (Quebec)	1	194	188	—	—	183	5
Baie-Comeau (Quebec)	2	322	312	—	—	312	—
Clermont (Quebec)	1	225	222	—	—	222	—
Dolbeau (Quebec)	1	140	140	—	—	3	137
Gatineau (Quebec)	1	200	201	—	—	201	—
Kénogami (Quebec)	1	133	120	—	—	—	120
Saint-Félicien (Quebec)	1	348	303	303	—	—	—
Thunder Bay (Ontario)	2	541	496	302	—	191	3
United States
Augusta (Georgia)	1	214	196	—	—	196	—
Calhoun (Tennessee)	3	389	310	141	37	—	132
Coosa Pines (Alabama)	1	274	264	264	—	—	—
Grenada (Mississippi)	1	230	217	—	—	217	—
Hialeah (Florida)	2	31	30	—	30	—	—
Menominee (Michigan)	1	178	147	147	—	—	—
Sanford (Florida)	1	25	22	—	22	—	—
Usk (Washington) (1)	1	226	226	—	—	226	—
Other
Sold facilities (2)			642	348	—	—	294
	24	4,030	4,380	1,505	89	1,758	1,028

(1)	Ponderay Newsprint Company is located in Usk and is an unconsolidated partnership in which we have a 40% interest. The amounts in the above table represent the mill’s total capacity and production.

(2)
On November 1, 2018, and December 31, 2018, we sold our RBK pulp mill at Fairmont (West Virginia), and our Catawba (South Carolina) paper and pulp mill, respectively. For additional information, see Note 4, “Net Gain on Disposition of Assets,” to our consolidated financial statements and related notes (or “Consolidated Financial Statements”) appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

Wood products facilities
The following table lists the sawmills we owned or operated as of December 31, 2018, excluding facilities that have been permanently closed as of December 31, 2018. The table presents our total 2018 production, reflecting the impact of any downtime taken in 2018, and our 2019 mechanical capacity. We do not have access to enough timber to operate most of the sawmills at their total mechanical capacity. Total capacity is based on an operating schedule of approximately 355 days.

	2019	2018
(In million board feet)	Total Capacity	Total Production
Atikokan (Ontario)	145	102
Comtois (Quebec)	145	95
Girardville (Quebec)	220	214
Ignace (Ontario)	115	85
La Doré (Quebec)	198	194
La Tuque (Quebec) (1)	181	98
Maniwaki (Quebec)	204	110
Mistassini (Quebec)	205	205
Obedjiwan (Quebec) (2)	65	51
Pointe-aux-Outardes (Quebec)	175	117
Saint-Félicien (Quebec)	174	136
Saint-Thomas (Quebec)	93	60
Senneterre (Quebec)	167	128
Thunder Bay (Ontario)	330	269
	2,417	1,864

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

The following table lists the remanufactured wood, engineered wood, and wood pellet products facilities we owned or operated as of December 31, 2018, and their respective 2019 capacity and 2018 production. Total capacity is based on an operating schedule of approximately 355 days.

	2019	2018
(In million board feet, except where otherwise stated)	Total Capacity	Total Production
Remanufactured Wood Products Facilities
Château-Richer (Quebec)	66	49
La Doré (Quebec)	16	13
Total Remanufactured Wood Products Facilities	82	62
Engineered Wood Products Facilities
Larouche and Saint-Prime (Quebec) (in million linear feet) (1)	145	103
Wood Pellet Products Facility
Thunder Bay (Ontario) (in thousands of metric tons)	45	42

(1)
Resolute-LP Engineered Wood Larouche Inc. and Resolute-LP Engineered Wood St-Prime Limited Partnership are located in Larouche and Saint-Prime, respectively, and are unconsolidated entities in which we have a 50% interest in each entity. We operate the facilities and our joint venture partner sells the products. The amounts in the above table represent the mills’ total capacity and production.

Other products
We sell green power produced from renewable sources and wood-related products to customers located in Canada and the United States. Sales of these other products are considered a recovery of the cost of manufacturing our primary products.

We also have a 49% interest in Toundra Greenhouse Inc., a joint venture adjacent to our Saint-Félicien pulp mill, which produces approximately 45 million cucumbers annually. The greenhouse is expected to source a portion of its heat and CO2 requirements from our Saint-Félicien pulp mill by the end of 2019.
Raw Materials
In the manufacture of our paper, tissue, pulp, and wood products, our operations consume substantial amounts of raw materials such as wood and chemicals, as well as energy. We purchase raw materials and energy sources (to complement internal generation) primarily on the open market. These raw materials are market-priced commodities and as such, are subject to fluctuations in market prices. For additional information about commodity price risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk” of this Form 10‑K.
Wood
Our sources of wood include purchases from local producers, including sawmills that supply residual wood chips, wood harvested from government-owned land on which we hold timber supply guarantees or harvesting rights, and property we own or lease. In Quebec, under the Sustainable Forest Development Act, volumes are allocated through timber supply guarantees, which are five years in length and renewable, subject to certain conditions. As of December 31, 2018, we were allocated 4.4 million cubic meters of supply through the timber supply guarantees. In Ontario, we had long-term harvesting rights for 11.5 million acres of government-owned land, as of December 31, 2018. The harvesting rights licenses in Ontario are 20 years in length and automatically renew every five years, contingent upon our continued compliance with environmental performance and reforestation requirements.
We depend heavily on harvesting rights and timber supply guarantees over government-owned land in Ontario and Quebec, respectively. The volume of harvest permitted under these licenses is subject to limits, which are generally referred to as the annual allowable cut (or the “AAC”). The AAC is reviewed regularly, typically every five years in Quebec and every 10 years in Ontario. The chief forester of the province of Quebec ordered significant reductions to the allowable harvest between 2006 and 2018, and announced an increase of 5.6% to the AAC for the spruce, pine, fir, and larch species, for the period of 2018 to 2023. This increase did not result in a significant change in the volume allocated to us. About 25% of the total allowable harvest in Quebec is allocated through an open auction system.
In addition to the forest management regulations that we must abide with, we have sought out independent certification for 100% of the forests that we manage or on which we hold significant harvesting rights in order to demonstrate our strong belief that it is possible to operate successfully with sustainable harvesting practices while maintaining biodiversity and protecting the forest, values important to a range of stakeholders. The woodlands that we manage are all independently certified to at least one internationally recognized forest management standard: Sustainable Forestry Initiative® (or “SFI®”) and Forest Stewardship Council® (or “FSC®”). In 2018, we successfully maintained SFI forest management certification for all of our managed woodlands in Quebec and Ontario. One FSC forest management certificate in the Abitibi region of Quebec was not renewed at the end of its five-year term and expired on January 2, 2018. We continue to maintain the other FSC forest management certificates that we held in Quebec and Ontario. In addition, we continue to be one of the largest holders of SFI and FSC forest management certificates in North America.
We have also instituted fiber-tracking systems at all of our North American facilities to ensure that our wood fiber supply comes from acceptable sources such as certified forests and legal harvesting operations, with the exception of our Calhoun tissue facility, which is expected to have its fiber-tracking system in place in 2019. These systems are third-party certified according to one or more of three internationally recognized chain of custody standards, namely SFI, FSC, and Programme for the Endorsement of Forest Certification (or “PEFC”). 100% of our wood and fiber sources are procured through the FSC Controlled Wood standard, the FSC chain of custody certification, the PEFC due diligence requirements, or the SFI fiber sourcing requirements, and in some cases a combination of these standards, with the exception of our Calhoun tissue facility, which sources 100% of its fiber supply from our U.S. pulp network.
We strive to improve our forest management and wood fiber procurement practices and we encourage our wood and fiber suppliers to demonstrate continual improvement in forest resource management, wood and fiber procurement, and third-party certification.
Chemicals
We use various chemicals in our pulp, tissue, and paper manufacturing operations including caustic soda, sodium chlorate, hydrogen peroxide, liquid sodium hydrosulfite, and sulfuric acid.

Energy
Steam and electrical power constitute the primary forms of energy used in pulp, tissue, and paper production. Process steam is produced in boilers using a variety of fuel sources, as well as heat recovery units in mechanical pulp facilities. All of our operating sites generate 100% of their own steam requirements. In 2018, the Alma, Calhoun, Catawba, Coosa Pines, Dolbeau, Gatineau, Kénogami, Saint-Félicien and Thunder Bay operations collectively consumed 58% of their electrical requirements from internal sources, notably on-site cogeneration and hydroelectric dams. We purchased the balance of our electrical energy needs from third parties. We have six sites that operate cogeneration facilities and all of these sites generate primarily green energy from renewable biomass. In addition, we utilize alternative fuels such as used oil and tire-derived fuel to reduce consumption of fossil fuels.
We also have one hydroelectric generation and transmission network (Hydro-Saguenay in the Saguenay – Lac-Saint-Jean region of Quebec), which consists of seven generating stations with 170 MW of capacity. The water rights agreements required to operate some of these facilities typically range from 10 to 25 years and, subject to certain conditions, are generally renewable for additional terms. In some cases, the agreements are contingent on the continued operation of the related paper mills and a minimum level of capital spending in the region. For the other facilities, the right to generate hydroelectricity stems from our ownership of the riverbed on which these facilities are located.
Competition
In general, our products, other than tissue, are globally-traded commodities. The markets in which we compete are highly competitive and, aside from quality specifications to meet customer needs, including designations to globally recognized forest management and chain of custody standards, the production of our products, other than tissue, does not depend upon a proprietary process or formula. Pricing and the level of shipments of our products are influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories, and fluctuations in currency exchange rates. Prices for our products have been and are likely to continue to be highly volatile.
We produce five major grades of market pulp (NBSK, NBHK, SBHK, RBK, and fluff), for which we compete with a number of major market pulp producers, primarily with operations in North America. Market pulp being a globally-traded commodity, we also compete with other producers from South America (eucalyptus hardwood and radiata pine softwood), Europe (northern hardwood and softwood), and Asia (mixed tropical hardwood). Price, quality, service, and fiber sources are considered the main competitive determinants.
We are an integrated manufacturer of tissue products and compete with several major competitors in the North American tissue market. The key competitive attributes in this market include price, product quality, service, and customer relationships. Competition is also significantly affected by geographic location, as freight costs represent a material portion of the costs. We compete with branded and private-label products within North America.
We compete in North America with both large North American and numerous smaller local lumber producers in a highly competitive market. We also compete with European producers in the North American market during periods of favorable currencies and prices. Because there are few distinctions between lumber from different producers, competition is primarily based on price. Competition is also affected by cost and availability of wood, freight cost, and labor. We have been required to pay cash deposits for estimated countervailing duties and anti-dumping duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. As of December 31, 2018, the rates for such estimated countervailing and anti-dumping duties were 14.7% and 3.2%, respectively. During any period in which our U.S. imports of softwood lumber products from our Canadian sawmills are subject to countervailing duty or anti-dumping cash deposit requirements or duty requirements, our competitive position could be materially affected. For additional information, see Item 1A, “Risk Factors – Legal and Compliance Risk – We are subject to countervailing and anti-dumping duties on substantially all of our U.S. imports of softwood lumber products produced at our Canadian sawmills, which could materially affect our operations and cash flows,” of this Form 10‑K.
In 2018, the five largest North American producers represented 88% of North American newsprint capacity, and the five largest global producers represented 36% of global newsprint capacity. We face competition from both large global producers and numerous smaller regional producers. Price, quality, and customer relationships are important competitive determinants.
Our specialty papers, comprised of uncoated mechanical and uncoated freesheet papers, compete on the basis of price, quality, service, and breadth of product line. We compete with numerous uncoated mechanical paper producers, with the five largest North American producers representing 81% of the North American uncoated mechanical papers capacity, and the five largest global producers representing 48% of global uncoated mechanical papers capacity in 2018. In addition, imports from overseas accounted for 11% of North American uncoated mechanical paper demand in 2018. There are also numerous worldwide suppliers of other grades of paper such as coated mechanical papers and coated freesheet.
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
Employees
As of December 31, 2018, we employed approximately 7,400 people, of whom approximately 4,500 were represented by various unions, primarily Unifor, and the Confederation of National Trade Unions (or the “CNTU”) in Canada and predominantly by the United Steelworkers International (or the “USW”) in the U.S. In the past year, we renewed or entered into a number of agreements with unions, covering approximately 1,500 employees in Canada. Collective agreements covering approximately 300 employees in Canada have expired, and additional collective agreements covering approximately 1,100 employees in Canada and the U.S. are scheduled to expire in 2019, affecting certain pulp and paper mills, sawmills, and woodlands operations.
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
Environmental Matters
We are subject to a variety of federal or national, state, provincial, and local environmental laws and regulations in the jurisdictions in which we operate. We believe our operations are in material compliance with current applicable environmental laws and regulations. While it is impossible to predict future environmental regulations that may be established, we believe that we will not be at a significant competitive disadvantage with regard to meeting future Canadian or United States standards. For additional information, see Note 14, “Commitments and Contingencies – Environmental matters,” to our Consolidated Financial Statements.
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
Trends in non-print media are expected to continue to adversely affect demand for traditional print media, including our newsprint and specialty papers, and those of our customers. Neither the timing nor the extent of these trends can be predicted with certainty. Our newspaper, magazine, book and catalog publishing customers could increase their use of, and compete with, non-print media, including video and audio-based advertising and data transmission, non-print storage technologies, and non-print communication platforms such as websites and social media, which could further reduce their consumption of newsprint, commercial printing papers or other products we manufacture. The demand for some of our paper products has weakened significantly over the past decade. For example, over the 10 years ended December 31, 2018, according to industry statistics, North American newsprint demand fell by 65%. This trend, which similarly affects our specialty papers, could continue as a result of developments in non-print media, lower North American newspaper circulation, weaker paper-based advertising, grade substitution and conservation measures taken by publishers and retailers.
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
Our corporate strategy includes, on the one hand, keeping pace with structurally declining paper demand and, on the other, using our strong financial position to act on opportunities to diversify and grow. This strategy has three core themes:

maximizing value generation from paper, growing in pulp, tissue, and wood products, and integrating our pulp into value-added quality tissue.
The implementation of our corporate strategy is subject to uncertainty and could require significant capital investments. In addition, strategic initiatives could have unintended consequences, including, for example, a loss of certain pulp customers if our tissue segment becomes competitive with tissue products sold by those customers.
As part of our corporate strategy, we pursue acquisitions, divestitures, and other strategic transactions and projects to complement, expand or optimize our business, such as our entry into tissue production and sales. In connection with any acquisition, divestiture, strategic transaction or project, we may not successfully integrate an acquired business or assets with ours or realize some or all of the anticipated benefits of the acquisition, divestiture, strategic transaction or project. In connection with such transactions, we may face challenges associated with entering into a new market or product category, such as our entry into tissue production and sales, including competition for market share. In addition, we may not be able to successfully negotiate potential acquisitions, divestitures, strategic transactions or projects that we identify, or may not be able to obtain financing that may be needed. Future acquisitions could result in potentially dilutive issuances of equity securities and the incurrence of debt and contingent liabilities, and substantial goodwill. The negotiation of any transaction and its completion may be complex and time consuming. To the extent we are unsuccessful in implementing our corporate strategy or our efforts do not achieve the anticipated outcomes, our results of operations and cash flows may be adversely affected.
Changes in the political or economic conditions in the United States, Canada or other countries in which we sell our products could adversely affect our results of operations.
We manufacture products in the United States and Canada, and we sell products throughout the world. The economic and political policies of each country and region have a significant impact on our costs and the prices of, and demand for, our products. Changes in regional economies and economic policies can affect demand for our products, manufacturing and distribution costs, pricing, sales volume, and the availability or cost of insurance. These changes, in turn, can affect our results of operations. Changes to regional economies and economic policies that can bring about such effects include, among others, changes in the terms of, or countries that are parties to, bilateral and multi-lateral trade agreements and arrangements, limitations on the ability of potential customers to import products or obtain foreign currency for payment of imported products, and political instability, including significant civil unrest, acts of war or terrorist activities, or unstable or unpredictable governments in countries in which we operate or trade.
Our business is subject to global economic conditions and is highly cyclical; soft conditions could cause a number of the risks we face to increase in likelihood, magnitude and duration.
Our operations and performance depend significantly on worldwide economic conditions. During periods of weak or weakening global economic conditions, we would expect any increase in unemployment or lower gross domestic product growth rates to adversely affect demand for our products as our customers delay or reduce their expenditures. For example, during an economic downturn, end consumers may reduce newspaper and magazine subscriptions as a direct result of their financial circumstances, contributing to lower demand for our products by our customers. Advertising demand in printed magazines and newspapers may also decline. Lower demand for print advertisements leads to fewer or smaller pages in, and may lead to less frequent publication of, printed newspapers, magazines and other advertisement circulars and periodicals, decreasing the demand for our products. In addition, demand for our market pulp products is generally associated with the production rates of paper producers, as well as consumption trends for products such as tissue, toweling and absorbent products.
An economic downturn in the U.S. or Canada could also negatively affect the U.S. or Canadian housing industry, which is a significant driver of demand for our lumber and other wood-based products. For example, a decline in housing starts could create a low level of primary demand for our lumber and other wood-based products, which we would expect to result in our wood products business operating at a lower level until there is a meaningful recovery in new residential construction demand. In addition, with less lumber demand, sawmills could generate fewer wood chips that we use in our pulp and paper mills, which could lead those mills to increase their supply from the open market, where prices can fluctuate with market conditions. We could also have less wood residue to use internally, which would increase our fossil fuel consumption and, as a result, our costs and environmental impact.
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
Wood fiber is the principal raw material we use in our business. We use primarily wood chips and logs for our pulp, tissue, and paper mills. Our wood products business is also dependent on our timber supply.
We depend heavily on harvesting rights and timber supply guarantees over government-owned land in Ontario and Quebec, respectively. The volume of harvest permitted under these licenses is subject to limits, which are generally referred to as the AAC. The AAC is reviewed regularly, typically every five years in Quebec and every 10 years in Ontario. The chief forester of the province of Quebec ordered significant reductions to the allowable harvest between 2006 and 2018, and announced an increase of 5.6% to the AAC for the spruce, pine, fir, and larch species, for the period of 2018 to 2023. This increase did not result in a significant change in the volume allocated to us. About 25% of the total allowable harvest in Quebec is allocated through an open auction system.
In addition, regulatory developments, activist campaigns and litigation advanced by First Nations groups or other interested parties have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in Canada, or that meet standards required for third-party certifications. Future regulation, particularly by Ontario, Quebec, or the federal Canadian government, as well as litigation, changes in forest management certification standards, and actions taken by activists to influence the availability of timber for commercial harvest could focus on any one or more of:

•	the use of timberlands;

•	forest management practices;

•	forest management and chain of custody certification standards;

•	consultation with First Nations groups;

•	the protection of habitats, and endangered or other species, including the woodland caribou;

•	the promotion of forest biodiversity; and

•	the response to and prevention of catastrophic wildfires.
Increased pressures on the Canadian provincial and federal governments to increase the protection of the woodland caribou, its habitat, and the boreal forest, could impact timber supply. For example, regulations relating to habitats, and endangered or other species in Ontario could significantly reduce timber supply in that province, including to our Ontario mills. Our access to timber may also be affected by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, drought, flooding, and other natural and man-made causes, which could potentially reduce supply and increase prices.
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
Our operations consume large amounts of energy, such as electricity, natural gas, fuel oil, and wood residue, a substantial proportion of which we buy on the open market. The main raw materials we require in our manufacturing processes are wood fiber, and chemicals. The prices for raw materials and energy are volatile and may change rapidly, which impacts our manufacturing costs, directly affects our results of operations and may contribute to earnings volatility.

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
Our operations and the operations of our suppliers are subject to climate variations, which impact the productivity of forests, the frequency and severity of wildfires, the distribution and abundance of species, and the spread of disease or insect epidemics, which in turn may adversely or positively affect timber production. Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters such as hurricanes, earthquakes, hailstorms, wildfires, snow, ice storms, the spread of disease, and insect infestations. Any of these natural disasters could also affect our woodlands or cause variations in the cost of raw materials, such as virgin fiber. Changes in precipitation resulting in droughts could make wildfires more frequent or more severe, and could adversely affect timber or our hydroelectric production. The effects of global, regional, and local weather conditions, and climate change could also adversely impact our results of operations.
We could experience disruptions in operations or increased labor costs due to labor disputes.
As of December 31, 2018, we employed approximately 7,400 people, of whom approximately 4,500 were represented by various unions, primarily Unifor, and the CNTU in Canada, and predominantly by the USW in the U.S. In the past year, we renewed or entered into a number of agreements with unions, covering approximately 1,500 employees in Canada. Collective agreements covering approximately 300 employees in Canada have expired, and additional collective agreements covering approximately 1,100 employees in Canada and the U.S. are scheduled to expire in 2019, affecting certain pulp and paper mills, sawmills, and woodlands operations.
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
Difficulties in our employee relations or difficulties attracting employees for work, particularly in our remote locations, could lead to operational delays or increase our costs.
Our ability to achieve our future goals and objectives is dependent, in part, on maintaining good relations with our employees and minimizing employee turnover at our corporate offices, mills, and woodlands operations. Work stoppages, excessive employee turnover, or difficulty in attracting and retaining employees, particularly for work in remote locations, could lead to operational delays or increased costs.
Disruptions to our supply chain, operations, or the delivery of our products, could adversely affect our financial condition or results of operations.
The success of our businesses is largely contingent on the availability of, and direct access to, raw materials, as well as our ability to ship products on a timely basis. As a result, any event that disrupts or limits transportation or delivery services could materially and adversely affect our business. In addition, our operating results depend on the continued operation of our various production facilities and our ability to complete construction and maintenance projects on schedule. Interruptions of operations at our facilities, including interruptions caused by the events described below, could materially reduce the productivity and profitability of a particular manufacturing facility, or our business as a whole, during and after the period of such operational difficulties.
Our operations, supply chain, and transportation and delivery services are subject to potential hazards, including explosions, fires, severe weather and natural disasters, mechanical and power failures, structural failures at any of our dams or hydroelectric facilities, supplier disruptions, labor shortages or other difficulties, transportation interruptions, remediation complications, environmental and workplace risks, and terrorist or other violent acts.
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
We are subject to disruptions to the information technology systems that manage our operations and other business processes, including cybersecurity incidents that could involve sensitive company, customer, employee, and vendor information.
We use information technologies to securely manage operations and various business functions. We rely on various technologies to process, store, and report on our business and interact with customers, vendors, and employees. The secure and reliable processing, maintenance, and transmission of this information is critical to our operations and business strategy. Despite our security design and controls, and those of our third-party providers, our information technology and infrastructure may be vulnerable to interruptions, breakdowns, cyberattacks or breaches due to employee error, malfeasance, hackers, computer viruses, natural disasters, power or telecommunications failures, as well as other disruptions. Any cybersecurity breach could result in operational disruptions or the misappropriation of sensitive data and could subject us to civil and criminal penalties, litigation, or have a negative impact on our reputation. We may be required to expend capital and other resources to protect against such security breaches or cyberattacks, or to remediate problems caused by such breaches, attacks, or other disruptions. We have been the subject of cyberattacks from time to time, none of which have had a material impact on our business information systems or operations. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not negatively impact our cash flows and materially affect our results of operations or financial condition. Recent developments in cybersecurity legislation in different jurisdictions are imposing additional obligations on us and could expand our potential liability in the event of a cybersecurity incident.
We are currently transitioning from certain legacy system applications, and during the transition, such legacy systems may be more vulnerable to attack or failure and implementation of the transition may cause disruptions to our business information systems.
We are currently in the process of replacing certain legacy system applications with an integrated business management software platform. Prior to the completion of this upgrading process, we may not have supplier or third-party support for legacy systems in the event of failure or required updates, and such legacy systems may be more vulnerable to breakdown, malicious intrusion, and random attack. Prior to the completion of this upgrading process, we may also experience difficulties maintaining or replacing the hardware infrastructure required to operate these legacy systems. Such legacy systems, if not properly functioning prior to their replacement, could adversely affect our business.
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
Currency fluctuations can adversely affect our competitive position, selling prices, manufacturing costs, and net monetary items.
We compete with producers from around the world, particularly North America, Europe, and South America, in most of our product lines, with the exception of wood products and tissue, where we compete primarily with other North American producers. We sell our products mainly in transactions denominated in U.S. dollars, but we also sell in certain local currencies, including the Canadian dollar, the euro, and the pound sterling. Changes in the relative strength or weakness of these currencies, particularly the U.S. dollar, could affect international trade flows in these products. A stronger U.S. dollar might attract imports, thereby increasing product supply and possibly creating downward pressure on prices. On the other hand, a weaker U.S. dollar might encourage U.S. exports but also increase manufacturing costs in Canadian dollars.
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The actual impact of these changes depends primarily on the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues, but we cannot predict the magnitude or direction of this effect for any period, and there can be no assurance of any future effects. In 2017 and 2018, the Canadian dollar fluctuated between a low of US$0.73 in May of 2017 and a high of US$0.83 in September of 2017. Based on operating projections for 2019, if the Canadian dollar strengthens by one cent against the U.S. dollar, we expect that it will decrease our annual operating income by approximately $18 million, and vice versa.
Furthermore, certain monetary assets and liabilities, including a substantial portion of our net pension and other postretirement benefit obligations and our net deferred income tax assets, are denominated in Canadian dollars. As a result, our earnings can be subject to the potentially significant effect of foreign exchange gains or losses in respect of these Canadian dollar net monetary items. A fluctuation of the Canadian dollar against the U.S. dollar in any given period would generally cause a foreign exchange gain or loss.
The amount by which our pension plans are underfunded could increase the level of required contributions, which could have an adverse impact on our financial condition.
As of December 31, 2018, we had net pension obligations of $1,122 million, of which approximately 75% relates to our registered pension plans in the provinces of Quebec and Ontario, and approximately 25% of which relates to our U.S. qualified pension plan. See Note 12, “Pension and Other Postretirement Benefit Plans,” to our Consolidated Financial Statements, for a description of our pension plan funding obligations, including our unfunded pension obligations.
The amount by which our pension plans are funded or underfunded varies depending upon the return on pension fund investments, the level of interest rates used to determine minimum funding levels, and other actuarial assumptions and experience. Variations from our assumptions would cause the actual amount of our required contributions to vary from our current estimates. Any additional contributions to our pension plans to fund potential deficit increases would be required to be paid over a period of time ranging from seven to 15 years depending upon the laws applicable to the funding of the specific pension plan. Any change to laws and regulations applicable to the funding of our pension plans could also increase or decrease our future funding obligations. Similarly, because we make our Quebec and Ontario pension plan contributions in Canadian dollars, the amount of our contributions as stated in U.S. dollars can be subject to the potentially significant effect of foreign currency exchange rate variations. Any such variations could materially affect our cash flows and financial condition, in each case either positively or negatively depending on the direction and magnitude of the variation. In addition, an increase in our net pension obligations could make it more difficult to obtain financing on favorable terms.
It is also possible that Canadian provincial pension regulators could attempt to compel additional funding of certain of our Canadian registered pension plans in respect of plan members associated with sites we formerly operated in their respective provinces. On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($110 million, based on the exchange rate in effect on December 31, 2018), would have to be funded if we do not obtain the relief sought. At this time, we cannot estimate the additional contributions, if any, that may be required in future years, but they could be material.
Our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for all of our capital requirements.
Our businesses are capital intensive and require regular capital expenditures in order to maintain our equipment, increase our operating efficiency, and comply with environmental laws. If our available cash resources and cash generated from operations are not sufficient to fund our operating needs, make pension contributions, and finance our working capital, capital expenditures, and duty cash deposits, we would either need to borrow or reduce or delay capital expenditures. If we cannot maintain or upgrade our equipment as required, we may become unable to manufacture products that compete effectively. An inability to make required capital expenditures in a timely fashion could also have a material adverse effect on our growth, business, financial condition, or results of operations.
The terms of our ABL Credit Facility, our Senior Secured Credit Facility, and the indenture governing our 2023 Notes could restrict our current and future operations.
The credit agreements governing our senior secured asset-based revolving credit facility (or the “ABL Credit Facility”), our senior secured credit facility (or the “Senior Secured Credit Facility”), and the indenture governing our 5.875% senior notes due 2023 (or the “2023 Notes”), contain certain restrictive covenants that impose operating and financial restrictions on us and could limit our ability to engage in activities that might be in our long-term best interests. For a description of our ABL Credit Facility, Senior Secured Credit Facility, and the indenture governing the 2023 Notes, including the covenants and restrictions they contain, see Note 11, “Long-Term Debt,” to our Consolidated Financial Statements.
A breach of the covenants under the ABL Credit Facility, the Senior Secured Credit Facility, or under the indenture governing the 2023 Notes could result in an event of default, which could allow holders and lenders, as the case may be, to accelerate the repayment of their debt and could result in the acceleration of the repayment of any other debt to which a cross-acceleration or cross-default provision applies. An event of default under the ABL Credit Facility or the Senior Secured Credit Facility would also allow the lenders to terminate all commitments to extend further credit to us under those facilities. If we were unable to repay amounts due and payable under the ABL Credit Facility or the Senior Secured Credit Facility, the lenders would have the right to proceed against the collateral securing the indebtedness. In any of these events, we may seek to refinance our indebtedness, but be unable to do so on commercially reasonable terms. As a result, we could be: limited in how we conduct our business; unable to raise additional debt or equity financing to operate during general economic or business downturns; or unable to compete effectively or to take advantage of new business opportunities.
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
We recorded significant deferred income tax assets relating to our Canadian operations in our Consolidated Balance Sheet as of December 31, 2018. If, in the future, we determine that we are unable to recognize these deferred income tax assets as a result of sustained cumulative losses in our Canadian operations, we could be required to record additional valuation allowances for the portion of the deferred income tax assets that is not more likely than not to be realized. Such valuation allowances, if taken, would be recorded as a charge to income tax expense and would adversely impact our results of operations.
Legal and Compliance Risk
Legal and compliance risks arise from governmental and regulatory action, governance and business conduct, and environmental, contractual and other legal liabilities, including risks associated with: international trade regulation; legal proceedings; our shareholder relationships; commitments to customers; and compliance with governance policies and procedures, such as those relating to financial reporting, the environment, health and safety, marketing, product safety and liability, and antitrust. Governmental and regulatory risk includes the risk that government or regulator actions will impose additional costs on us or cause us to have to change our business models or practices.
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
In addition to risks related to the trade remedies discussed above, a country could impose taxes or tariffs on some or all imported products, whether or not consistent with existing trade treaties or agreements, and trade treaties, agreements and arrangements may be renegotiated or terminated, or one or more countries that are parties may withdraw. For example, the United States-Mexico-Canada Agreement (or “USMCA”), which is expected to replace the North American Free Trade Agreement (or “NAFTA”), and provides for free trade of many products and services among the U.S., Canada, and Mexico, has yet to be ratified by each of the countries through their own domestic process. The USMCA is not expected to materially impact our business or results of operations. However, should the USMCA not be ratified by the parties, there could be uncertainty as to whether the U.S. may unilaterally withdraw from NAFTA altogether and as to how this would affect the import of any of our Canadian products to the U.S. As we sell a significant portion of our Canadian produced products in the U.S., a unilateral withdrawal from NAFTA by the U.S., without the USMCA in place, or similar actions with respect to other trade treaties, agreements, or arrangements taken by other countries where we sell our products internationally, could materially affect our cash flow, and the competitive position of our operations relating to the affected products.
We are subject to countervailing and anti-dumping duties on substantially all of our U.S. imports of softwood lumber products produced at our Canadian sawmills, which could materially affect our operations and cash flows.
Substantially all of our U.S. imports of softwood lumber products produced at our Canadian sawmills are subject to orders requiring us to pay cash deposits to the U.S. for estimated countervailing and anti-dumping duties. These cash deposit requirements are the result of petitions filed by U.S. softwood lumber products producers with the U.S. Department of Commerce (or “Commerce”) and the U.S. International Trade Commission.
No such deposits paid to the U.S. will be converted into actual countervailing duties or anti-dumping duties unless and until a countervailing duty or anti-dumping rate is later set by Commerce in an administrative review, which is to be based on Commerce’s determination of countervailable subsidies received during, or anti-dumping rates applicable to, a period subsequent to the period reviewed in the original investigation. We are eligible to request a first administrative review 12 months after the date of any Commerce order implementing a duty deposit requirement and could remain subject to annual administrative reviews for five or more years following the initial Commerce order. We may also appeal final determinations and deposits cannot be converted into actual duties during the pendency of an appeal.
We have been required to pay cash deposits for estimated countervailing duties and anti-dumping duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. As of December 31, 2018, the rates for such estimated countervailing and anti-dumping duties were 14.7% and 3.2%, respectively. Through December 31, 2018, our aggregate cash deposits paid to the U.S. for all affected products totaled $103 million.
We cannot provide any assurance regarding the estimated or final duty rates that may be determined by Commerce in its investigations or administrative reviews. During any period in which our U.S. imports of softwood lumber products from our Canadian sawmills are subject to countervailing duty or anti-dumping cash deposit requirements or duty requirements, our cash flows and the competitive position of those products and our related Canadian operations could be materially affected.
Any failure to comply with laws and regulations could require us to record additional liabilities and adversely affect our results of operations.
We are subject to a variety of foreign, federal or national, state, provincial, and local laws and regulations dealing with financial reporting and disclosure obligations, corporate governance, antitrust, customs and trade, employees, contractors, transportation, taxes, timber and water rights, pensions, benefit plans, workplace health and safety, the manufacture and sale of consumer products, including product safety and liability, the environment, and First Nations, among others. Many of these laws and regulations are complex and subject to differing interpretation, and the requirements of laws and regulations of different countries and jurisdictions in which we operate, have sales or otherwise do business, or in which our securities trade or in which our security holders reside, may differ or be inconsistent with one another. Compliance with these laws and regulations, including changes to them or their interpretations or enforcement, has required in the past, and could require in the future, substantial expenditures by us and adversely affect our results of operations. In addition, noncompliance with laws and regulations, especially those related to the environment and First Nations, could significantly damage, and require us to spend substantial amounts of money to rebuild our reputation.
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
As an owner and operator of real estate and manufacturing and processing facilities, we are subject, in particular, to a wide range of general and industry-specific laws and regulations relating to pollution and the protection of the environment, including those governing air emissions, wastewater discharges, timber harvesting, the storage, management and disposal of regulated substances and waste, the investigation and clean-up of contaminated sites, landfill and lagoon operation and closure, forestry operations, endangered species habitat, health and safety, and climate change. Noncompliance with these regulations can result in significant civil or criminal fines or penalties, or regulatory or judicial orders enjoining or curtailing operations. This may include liability under environmental laws for cleanup and other costs and damages, including investigation costs, tort liability and damages to natural resources, resulting from past or present spills, releases or threats of releases of regulated substances and waste on or from our current or former properties. We may also be liable under health and safety laws for related exposure of employees, contractors and other persons to substances and waste on or from our current or former properties. We may incur liability under these laws without regard to whether we knew of, were responsible for, or owned the property at the time of, any spill, release or threats of releases of any regulated substances or waste on or from any current or former property, or at properties where we arranged for the disposal of regulated materials. Claims may also arise out of currently unknown environmental conditions or aggressive enforcement efforts by government regulators, public interest groups or private parties. As a result, we may be required to record additional environmental or related health and safety liabilities.
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
We are a party to a number of legal proceedings, claims and governmental inquiries, investigations, and other disputes, and adverse judgments could have a material adverse effect on our financial condition.
We become involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business. These could include, for example, matters related to contracts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, First Nations claims, antitrust, governmental regulations, and other matters. In addition to claims against us and our consolidated subsidiaries, these matters may involve claims asserted by others against unconsolidated partnerships and joint ventures in which we have an interest. Although the final outcome of these matters is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Legal proceedings that we believe could have a material adverse effect if not resolved in our favor, or that we believe to be significant, are discussed in Item 3 of this Form 10-K and in Note 14, “Commitments and Contingencies – Legal Matters” to our Consolidated Financial Statements. However, our reports do not disclose or discuss all matters of which we are aware. If our assessment of the probable outcome or materiality of a matter is not correct, we may not have made adequate provision for such loss and our financial condition, cash flows, or results of operations could be adversely impacted.
In addition, if a loss resulting from an adverse outcome in connection with a matter were to affect the solvency of certain of our subsidiaries or remain unpaid for certain periods, it could result in a default under the ABL Credit Facility, the Senior Secured Credit Facility and the 2023 Notes. For additional information, see “Financial Risk – The terms of our ABL Credit Facility, our Senior Secured Credit Facility, and the indenture governing our 2023 Notes could restrict our current and future operations” above.
Some matters that we may be involved in from time to time result from claims brought by us against third parties, including customers, suppliers, governments or governmental agencies, activists and others. Even if such a matter does not involve a claim for damages or other penalty or remedial action against us, such a matter could nevertheless adversely affect our relationships with those and other third parties.
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
In addition to the properties that we own, we also lease under long-term leases office and manufacturing premises, and office equipment, have water rights on certain government-owned waters, and have harvesting rights or timber supply guarantees with respect to certain government-owned land. For additional information, see Note 17, “Operating Leases and Purchase Obligations,” to our Consolidated Financial Statements.
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
ITEM 3. LEGAL PROCEEDINGS
In addition to the proceedings described below, see the description of our material pending legal proceedings in Note 14, “Commitments and Contingencies – Legal matters,” to our Consolidated Financial Statements, which is incorporated in this “Item 3 – Legal Proceedings” by reference.
Resolute has been informed that the investigation of Resolute by the Autorité des marchés financiers, the securities regulatory authority in the Province of Quebec, has been closed. The investigation concerned the possibility of non-compliance with applicable securities laws and regulations relating to takeover bids and the possibility of illegal insider trading and/or tipping (not involving any personal trading by individuals) in connection with Resolute’s December 15, 2011 offer to purchase the shares of Fibrek Inc.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades under the stock symbol “RFP” on both the NYSE and the TSX. As of January 31, 2019, there were 2,987 holders of record of our common stock.
We declared and paid a special dividend of $1.50 per share ($136 million) on our common stock in 2018. We did not declare or pay any dividends on our common stock in 2017. Any future determination to pay dividends will be at the discretion of the board of directors and will be dependent on then-existing conditions, including our financial condition, results of operations, capital requirements, contractual and legal restrictions, business prospects and other factors that the board of directors considers relevant. Our debt agreements contain restrictions on our ability to pay dividends and repurchase shares, as further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Resources,” of this Form 10-K.
There remains $24 million under our $150 million share repurchase program, which was launched in May of 2012. We did not repurchase any shares in 2018 or 2017.
See Part III, Item 12 of this Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding our equity compensation plan.
The following graph compares the cumulative total return attained by shareholders of our common stock versus the cumulative total returns of the Standard & Poor’s 500 (or the “S&P 500”) index, the Peer Group (as defined below), and the Prior Peer Group (as defined below) since December 31, 2013. The graph tracks the performance of a $100 investment in our common stock, in the S&P 500 index, in the Peer Group, and in the Prior Peer Group on December 31, 2013 (with the reinvestment of all dividends) to December 31, 2018. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

(1)
In 2018, the Human Resources and Compensation/Nominating and Governance Committee of our Board of Directors established performance metrics related to our performance stock units including total shareholder return relative to a group of peer companies (or the “Peer Group”), which is comprised of Clearwater Paper Corporation, Domtar Corporation, Verso Corporation, Mercer International Incorporated, Rayonier Advanced Materials, Orchids Paper Products Company, Canfor Corporation, Conifex Timber Incorporated, Interfor Corporation, and West Fraser Timber Company Limited. The Peer Group replaces the index of five companies used previously (or the “Prior Peer Group”).

(2)	The Prior Peer Group is comprised of Domtar Corporation, International Paper Company, UPM-Kymmene Corporation, Verso Corporation and Weyerhaeuser Company.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents a summary of historical consolidated financial information for each of the last five years and should be read in conjunction with Items 7 and 8 of this Form 10-K. The selected financial information for the years ended December 31, 2018, 2017 and 2016, and as of December 31, 2018 and 2017, under the captions “Statement of Operations Data,” “Segment Sales Information,” “Statement of Cash Flows Data” and “Financial Position” shown below has been derived from our audited Consolidated Financial Statements.
As a result of the adoption of Accounting Standards Update 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” issued by the Financial Accounting Standards Board, certain prior period amounts have been adjusted. See Note 2. Summary of Significant Accounting Policies – New accounting pronouncements adopted in 2018 – ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” to our Consolidated Financial Statements for more information.

	Years Ended December 31,
(In millions, except per share amounts)	2018	2017	2016	2015	2014
Statement of Operations Data
Sales	$3,756	$3,513	$3,545	$3,645	$4,258
Operating income (loss)	379	42	(18)	(169)	(193)
Net income (loss) including noncontrolling interests	235	(78)	(76)	(255)	(274)
Net income (loss) attributable to Resolute Forest Products Inc.	235	(84)	(81)	(257)	(277)
Basic net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders	2.57	(0.93)	(0.90)	(2.78)	(2.93)
Diluted net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders	2.52	(0.93)	(0.90)	(2.78)	(2.93)
Dividend declared per common share	1.50	—	—	—	—
Segment Sales Information
Market pulp	$1,085	$911	$836	$889	$974
Tissue	130	81	89	11	—
Wood products	823	797	596	536	610
Newsprint	907	842	1,009	1,105	1,402
Specialty papers	811	882	1,015	1,104	1,272
	$3,756	$3,513	$3,545	$3,645	$4,258
Statement of Cash Flows Data
Net cash provided by operating activities	$435	$158	$81	$138	$186
Cash invested in fixed assets	155	164	249	185	193
Disposition of assets	336	21	5	—	10

	As of December 31,
(In millions, except otherwise indicated)	2018	2017	2016	2015	2014
Financial Position
Fixed assets, net	$1,515	$1,716	$1,842	$1,810	$1,985
Total assets	3,935	4,147	4,227	4,220	4,914
Total debt	645	789	762	591	590
Additional Information
Number of employees	7,400	7,700	8,300	8,000	7,700

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
When we refer to “Resolute Forest Products,” “Resolute,” “we,” “our,” “us,” or the “Company,” we mean Resolute Forest Products Inc. with its subsidiaries, either individually or collectively, unless otherwise indicated.
OVERVIEW
Resolute Forest Products is a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, newsprint and specialty papers, which are marketed in close to 70 countries. The Company owns or operates some 40 facilities, as well as power generation assets, in the U.S. and Canada. We are the largest Canadian producer of wood products east of the Canadian Rockies and a competitive pulp producer in North America. By capacity, we are the number one producer of newsprint in the world and the largest producer of uncoated mechanical papers in North America. We are also an emerging tissue producer.
We report our activities in five business segments: market pulp, tissue, wood products, newsprint, and specialty papers.
We are guided by our vision and values, focusing on safety, sustainability, profitability, accountability, and teamwork. We believe we can be distinguished by the following competitive strengths:
Competitive cost structure combined with diversified and integrated asset base

•	large-scale, efficient and cost-effective operations;

•	access to renewable virgin fiber;

•	significant internal energy production from cogeneration and hydroelectric facilities;

•
raw materials for our paper, pulp and cogeneration facilities in Canada, our pellet plant at Thunder Bay (Ontario), as well as our value-added and engineered wood facilities in Quebec provided primarily by our sawmills;

•	strategically located mills, including economical access to international markets;

•	competitive selling, general and administrative expenses (or “SG&A”) to sales ratio;

•	ability to optimize staffing across our various operations; and

•	significant tax assets that help defer cash taxes and provide synergies in the execution of our growth and diversification strategy.
Strong balance sheet
Our low debt, which has favorable pricing and flexibility, combined with strong liquidity levels, provide us with the ability to execute our strategy, particularly the continued transformation to a more profitable and sustainable company for the long term.
Seasoned management team
Our senior management team has many years of experience in the pulp, tissue, wood products, and paper industries. In addition, we have an integrated leadership system focused on increasing our organizational capability by optimizing organizational structure, clarifying each employee’s role and accountabilities, improving the link between compensation and individual performance, and improving our succession planning process.
Our Business
Products
For additional information on our products, see Part I, Item 1, “Business – Products” of this Form 10-K.

Strategy and highlights
Our corporate strategy is focused on continuing to transform the Company into a more profitable and sustainable organization over the long run, one that we believe can generate consistent value for shareholders through a competitive portfolio of manufacturing assets and a solid presence in long-term growth markets. This includes, on the one hand, keeping pace with structurally declining paper demand and, on the other, using our strong financial position to act on opportunities to diversify and grow. Our strategy is based on maximizing value generation from paper, growing in pulp and wood products, integrating our pulp into value-added quality tissue, and investing in product innovation, while maintaining a disciplined approach to capital allocation.
Maximizing value generation from paper
Our paper products (comprised of newsprint and specialty papers) remain an important part of our ongoing business, generating cash to help finance our strategy to diversify and grow. In order to remain competitive in the demand-challenged markets that our paper operations face, we strive to consistently:

•	maintain a stringent focus on controlling costs and optimizing our diversified asset base;

•	manage production and inventory levels; and

•	focus production at our most profitable and lower-cost facilities and machines.
Growing in pulp and wood products
We believe in taking an opportunistic approach to strategic initiatives, pursuing only those that reduce our cost position, improve our product diversification, provide synergies, or position us to expand into markets that benefit from long-term growth. We believe that our market pulp and wood products segments are aligned with these criteria, and are the foundation of our transformation strategy. Opportunities to diversify and grow may arise in a number of ways, including:

•	spending to improve productivity and/or lower costs;

•	investing selectively in organic expansions; and

•	pursuing opportunistic strategic acquisitions.
Integrating our pulp into value-added quality tissue
Consistent with our overall business transformation strategy, we entered the tissue market in 2015 with the announcement of our plans to build a greenfield tissue facility at our Calhoun (Tennessee) site and to acquire Atlas Paper Holdings Inc. and its subsidiaries (or “Atlas”). These significant steps supported our belief in adding value through the integration of our market pulp, particularly as paper demand continues its steady decline. In addition, we believe that the tissue business will provide a more stable source of revenue and profitability.
Our tissue operations are almost entirely supplied from our pulp mills, creating synergies and minimizing risks associated with cyclical market pulp pricing. For our Calhoun tissue facility, pulp production is directly transferred as slush pulp into the tissue operation, reducing process, energy, handling, and logistics costs.
Equipped with three modern converting lines sized specifically for the tissue machine, our Calhoun tissue facility sells converted products that target the fast growing premium private-label markets of the U.S.

Since 2011, we have completed a number of strategic initiatives, leading to a relative shift in our business away from our structurally-challenged paper operations into markets with long-term growth potential (comprised of market pulp, tissue and wood products), as illustrated below.

(1)
For a reconciliation of net income including noncontrolling interests to earnings before interest expense, income taxes, and depreciation and amortization, or “EBITDA,” and adjusted EBITDA, see “Reconciliations” below.

Investing in product innovation
Partnering with others, we are investing in research and development to identify new technologies that use wood fiber in products of the future. For example, in 2018, we announced an investment in a pilot project, which will be hosted at our Thunder Bay pulp and paper mill, to focus on developing new ways to efficiently produce and commercialize innovative bio-chemicals derived from wood. Also, in 2014, we announced our participation in Performance BioFilaments Inc., a joint venture focused on the development of commercial applications for cellulose filaments, a new biomaterial that holds the potential to make a variety of products stronger, lighter, more flexible and more durable, while leveraging a sustainable and renewable resource.
Disciplined approach to capital allocation
We make capital management a priority. To maintain our strong financial position and continued financial flexibility, we:

•	spend our capital in a disciplined, strategic and focused manner, concentrating on our most competitive sites;

•	explore value-creating opportunities to divest idled, non-core or sub-optimized operations;

•	maintain debt leverage and financial liquidity that over time are sufficient to support the evolution of our transformation strategy;

•	based on market conditions, seek to retire, repay or refinance our outstanding indebtedness with a view to reducing costs and enhancing our financial flexibility; and

•	return excess capital over time to our shareholders through dividends and share repurchases.
Our strategic initiatives since 2011, leading to a shift in our business into markets with long-term growth potential, are summarized below:

(1)	By acquiring Fibrek Inc., our market pulp capacity increased by over 70%.

(2)
The installed steam turbine at our Thunder Bay pulp and paper mill maximizes our local woodlands, sawmill, pulp and paper, and energy operations by fully utilizing forest-based biomass to produce green electricity.

(3)
With the acquisition of Atlas, we gained an immediate position in the North American consumer tissue market and access to a customer base to accelerate the sale and distribution of our Calhoun tissue production.

(4)	Incremental pulp capacity from the pulp digester serves in part to supply slush pulp to our Calhoun tissue machine.

Sustainable development and performance
Our sustainability strategy is based on a balanced approach to environmental, social and economic performance, designed to enhance our competitive position. It is supported by public commitments in a number of key performance areas, focusing primarily on:

•	improving resource efficiency, which helps control wood fiber, chemical, and energy costs, three significant input costs in our industry;

•	moving beyond regulatory compliance and environmental incident management to differentiate ourselves as an environmental supplier of choice;

•	positioning Resolute as a competitive employer; and

•	building solid relations in our operating communities.
Our recent key sustainability achievements include:

•	Beating our safety target by achieving an Occupational Safety and Health Administration incident rate of 0.46 in 2018. Safety is our first priority, and we strive for zero injuries.

•	Achieving an 81% reduction in absolute greenhouse gas (or “GHG”) emissions (scope 1 and 2), below 2000 levels.

•
Joining forces with FPInnovations in a $15 million project to establish a biorefinery pilot plant hosted at our Thunder Bay pulp and paper mill. The initiative is focused on developing new ways to efficiently produce and commercialize innovative biochemicals derived from wood.

•
Implementing a $20 million project at our Thunder Bay mill to increase the facility’s energy efficiency and pulp capacity, as well as lower its GHG emissions. By mid-2019, the project is expected to provide annual natural gas cost savings of more than 35%, while reducing the mill’s overall annual GHG emissions by over 20%, or approximately 43,000 metric tons of CO2 equivalents per year.

•
Completing the first phase of the $45 million strategic investment plan at our Saint-Félicien pulp mill to improve several areas of the operation, increase average daily production capacity, and reduce GHG emissions from the use of fossil fuels by 20%, or approximately 35,000 metric tons of CO2 equivalents per year.

•	Partnering with CO2 Solutions Inc. to deploy a carbon capture unit and ancillary equipment to improve growth rates at Toundra Greenhouse Inc. in Saint-Félicien, in which we hold a 49% interest.

•
Maintaining certification of 100% of Resolute-owned or managed woodlands to at least one internationally recognized forest management standard (Sustainable Forestry Initiative®, or “SFI®”, and/or Forest Stewardship Council®, or “FSC®”). Accordingly, our commitments extend well beyond strict compliance with applicable forestry regulations, which in Quebec and Ontario are already among the most, if not the most, rigorous in the world.

•
Maintaining internationally recognized chain of custody certifications at 100% of our facilities (SFI, FSC, and the Programme for the Endorsement of Forest Certification), with the exception of the tissue operation at our Calhoun facility, which is expected to have its fiber-tracking system in place in 2019.

•
Continuing to report climate change, water security, and forests disclosures to CDP. Full disclosures and scores are available on CDP’s website (https://www.cdp.net/), though this information is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the U.S. Securities and Exchange Commission (or the “SEC”).

•
Continuing to implement our proactive approach to preventing environmental incidents, completing the third year of the second three-year cycle of environmental risk audits at all of our pulp, paper and tissue mills. We recorded 17 environmental incidents (class 1 and 2) in 2018, an 11% improvement compared to 2017.

•
Active engagement of union officials, employees, mayors and other community leaders, First Nations partners, small community business owners, customers, and representatives of governments at various levels.

•
In addition to developing information resources such as BorealForestFacts.com and The Resolute Blog, we expanded the scope of our social media presence. We also reinforced our engagement on the Forum boréal and Boreal Forum social media platforms. These Quebec and Ontario sites provide a forum for fact-based discussion concerning sustainable forestry practices in the boreal forest and they help to ensure that individual and community voices are heard, particularly when it comes to the importance of forestry to Northern communities in Canada. The information contained on or connected to BorealForestFacts.com, The Resolute Blog, and the Forum boréal and Boreal Forum

social media platforms, is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

•	Other sustainability performance indicators and disclosures prepared in accordance with the Global Reporting Initiative guidelines are available on our website (www.resolutefp.com).
Our leadership and sustainability accomplishments have been recognized by independent organizations. In 2018, we received extensive regional, North American and global recognition for our sustainability achievements. Some of the more noteworthy included:

•
the International Business Awards (known as the “Stevies®”), in the Best Health, Safety and Environment Program of the Year for the U.S. and Canada category, for the second consecutive year (August 9, 2018);

•	the Best in Biz Awards, in the Most Environmentally Responsible Company of the Year category, for the second consecutive year (November 28, 2018);

•	the Business Intelligence Group Sustainability Leadership Award, in the Organization category (July 17, 2018); and

•	the American Forest and Paper Association Sustainability Awards, in the Leadership in Sustainability category (November 8, 2018).
Power generation
We produce electricity at six cogeneration facilities and seven hydroelectric dams. The output is consumed internally or sold under contract to third parties. This allows us to reduce our costs by generating energy internally at a lower cost compared to open market purchases, and by producing revenue from external sales.
This table provides a breakdown of the output capacity (based on installed capacity and operating expectations in 2019) available for internal consumption at our existing production facilities:

		Energy
INTERNAL CONSUMPTION	Type	Capacity (MW)	Consumption (MWh/Year)
Calhoun (Tennessee)	Cogeneration	64	336,000
Coosa Pines (Alabama)	Cogeneration	30	164,000
Hydro Saguenay (Quebec) (7 dams)	Hydroelectric	170	1,010,000
Thunder Bay (Ontario)	Cogeneration	25	179,000
The approximate annualized cost savings to our operations attributable to internal consumption from our cogeneration assets and hydroelectric facilities is between $40 million and $45 million.
The table below shows the facilities where we currently produce electricity to sell externally as green power produced from renewable sources at favorable rates, almost all of which we buy back at lower rates for use in our operations:

		Energy
EXTERNAL SALES	Type	Capacity (MW)	Annualized Sales (MWh/Year)
Dolbeau (Quebec)	Cogeneration	28	192,000
Gatineau (Quebec)	Cogeneration	15	109,000
Saint-Félicien (Quebec)	Cogeneration	43	293,000
Thunder Bay (Ontario)	Cogeneration	65	432,000
External sales generated from our cogeneration assets reduced cost of sales, excluding depreciation, amortization and distribution costs (or “COS”), by $37 million, $40 million and $45 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Reconciliations
The table below shows the reconciliation of net income (loss) including noncontrolling interests to EBITDA and adjusted EBITDA, which are not financial measures recognized under U.S. generally accepted accounting principles (or “GAAP”) for the year ended December 31, 2011. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” below.

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
The table below shows the reconciliation of net income (loss) including noncontrolling interests to EBITDA, and adjusted EBITDA, which are not financial measures recognized under GAAP, for the year ended December 31, 2018. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” below.

Year ended December 31, 2018	Market Pulp	Tissue	Wood Products	Newsprint	Specialty Papers	Segment Total	Corporate and Other	Total
(Unaudited, in millions)
Net income (loss) including noncontrolling interests	$172	$(30)	$169	$74	$40	$425	$(190)	$235
Interest expense	—	—	—	—	—	—	47	47
Income tax provision	—	—	—	—	—	—	152	152
Depreciation and amortization	27	15	32	66	47	187	25	212
EBITDA	$199	$(15)	$201	$140	$87	$612	$34	$646
Foreign exchange loss	—	—	—	—	—	—	2	2
Closure costs, impairment and other related charges	—	—	—	—	—	—	121	121
Reversal of inventory write-downs related to closures	—	—	—	—	—	—	(1)	(1)
Start-up costs	—	—	—	—	—	—	8	8
Net gain on disposition of assets	—	—	—	—	—	—	(145)	(145)
Non-operating pension and other postretirement benefit credits	—	—	—	—	—	—	(50)	(50)
Other income, net	—	—	—	—	—	—	(7)	(7)
Adjusted EBITDA	$199	$(15)	$201	$140	$87	$612	$(38)	$574

2018 Overview
In the first quarter of 2018, we changed our presentation of operating income in accordance with Financial Accounting Standards Board Accounting Standards Update 2017-07, to present only the service cost component of net periodic pension and other postretirement benefit (or “OPEB”) cost in operating expenses (together with other employee compensation costs arising during the period). The other components of the net periodic pension and OPEB cost (or “Non-operating pension and OPEB costs”), recorded under “corporate and other,” are reported separately outside any subtotal of operating income. Prior period amounts have been reclassified to conform to the 2018 presentation. See Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies – New accounting pronouncements adopted in 2018 – ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” for more information.
2018 vs. 2017
Our operating income was $379 million during the year, compared to $42 million in 2017. Excluding special items, we generated operating income of $362 million in 2018, compared to $160 million in 2017. Special items are described below.
Our net income in 2018 was $235 million, or $2.52 per diluted share, compared to a net loss of $84 million, or $0.93 per share, in 2017. Our net income for 2018, excluding special items, was $183 million, or $1.96 per diluted share, compared to $12 million, or $0.13 per diluted share, in 2017.

Year Ended December 31, 2018	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$379	$235	$2.52
Adjustments for special items:
Foreign exchange loss	—	2	0.02
Closure costs, impairment and other related charges	121	121	1.30
Reversal of inventory write-downs related to closures	(1)	(1)	(0.01)
Start-up costs	8	8	0.09
Net gain on disposition of assets	(145)	(145)	(1.55)
Non-operating pension and other postretirement benefit credits	—	(50)	(0.54)
Other income, net	—	(7)	(0.08)
Income tax effect of special items	—	20	0.21
Adjusted for special items (1)	$362	$183	$1.96

Year Ended December 31, 2017	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$42	$(84)	$(0.93)
Adjustments for special items:
Foreign exchange gain	—	(9)	(0.10)
Closure costs, impairment and other related charges	82	82	0.91
Inventory write-downs related to closures	24	24	0.27
Start-up costs	27	27	0.30
Net gain on disposition of assets	(15)	(15)	(0.17)
Non-operating pension and other postretirement benefit credits	—	(7)	(0.08)
Other expense, net	—	3	0.03
Income tax effect of special items	—	(9)	(0.10)
Adjusted for special items (1)	$160	$12	$0.13

(1)
Operating income (loss), net income (loss) and net income (loss) per share (or “EPS”), in each case as adjusted for special items, are not financial measures recognized under GAAP. We calculate operating income (loss), as adjusted for special items, as operating income (loss) from our Consolidated Statements of Operations, adjusted for items such as closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, and other charges or credits that are excluded from our segment’s performance from GAAP operating income (loss). We calculate net income (loss), as adjusted for special items, as net income (loss) from our Consolidated Statements of Operations, adjusted for the same special items applied to operating income (loss), in addition to foreign exchange gains and losses, non-operating pension and OPEB costs and credits, other income and expense, net, and the income tax effect of the special items. EPS, as adjusted for special items, is calculated as net income (loss), as adjusted for special items, per diluted share. We believe that using these non-GAAP measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to more easily compare our operations and financial performance from period to period. Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.
Fourth Quarter Overview
Three months ended December 31, 2018 vs. December 31, 2017
Our operating income was $75 million in the quarter, compared to $53 million in the year-ago period. Excluding special items, we generated operating income of $54 million in the quarter, compared to $51 million in the year-ago period. Special items are described below.
Our net income in the quarter was $36 million, or $0.38 per diluted share, compared to $13 million, or $0.14 per diluted share, in the year-ago period. Our net income in the quarter, excluding special items, was $4 million, or $0.04 per diluted share, compared to $14 million, or $0.15 per diluted share, in the year-ago period.

Three Months Ended December 31, 2018	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$75	$36	$0.38
Adjustments for special items:
Closure costs, impairment and other related charges	120	120	1.27
Net gain on disposition of assets	(141)	(141)	(1.49)
Non-operating pension and other postretirement benefit credits	—	(12)	(0.13)
Other income, net	—	(1)	(0.01)
Income tax effect of special items	—	2	0.02
Adjusted for special items (1)	$54	$4	$0.04

Three Months Ended December 31, 2017	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$53	$13	$0.14
Adjustments for special items:
Foreign exchange loss	—	1	0.01
Closure costs, impairment and other related charges	2	2	0.02
Start-up costs	9	9	0.10
Net gain on disposition of assets	(13)	(13)	(0.14)
Non-operating pension and other postretirement benefit credits	—	(1)	(0.01)
Other expense, net	—	4	0.04
Income tax effect of special items	—	(1)	(0.01)
Adjusted for special items (1)	$51	$14	$0.15

(1)
Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Overview – 2018 Overview” above.

RESULTS OF OPERATIONS
Consolidated Results
Selected annual financial information

	Years Ended December 31,
(In millions, except per share amounts)	2018	2017	2016
Sales	$3,756	$3,513	$3,545
Operating income (loss) per segment:
Market pulp	172	79	37
Tissue	(30)	(6)	(10)
Wood products	169	186	69
Newsprint	74	(23)	(16)
Specialty papers	40	(9)	19
Segment total	425	227	99
Corporate and other	(46)	(185)	(117)
Operating income (loss)	379	42	(18)
Net income (loss) attributable to Resolute Forest Products Inc.	235	(84)	(81)
Net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$2.57	$(0.93)	$(0.90)
Diluted	2.52	(0.93)	(0.90)
Adjusted EBITDA (1)	$574	$364	$263

	As of December 31,
(In millions)	2018	2017
Cash and cash equivalents	$304	$6
Total assets	3,935	4,147

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

	Years Ended December 31,
(In millions)	2018	2017	2016
Net income (loss) including noncontrolling interests	$235	$(78)	$(76)
Interest expense	47	49	38
Income tax provision	152	84	19
Depreciation and amortization	212	204	206
EBITDA	$646	$259	$187
Foreign exchange loss (gain)	2	(9)	7
Closure costs, impairment and other related charges	121	82	62
(Reversal of) inventory write-downs related to closures	(1)	24	7
Start-up costs	8	27	8
Net gain on disposition of assets	(145)	(15)	(2)
Non-operating pension and other postretirement benefit (credits) costs	(50)	(7)	8
Other (income) expense, net	(7)	3	(14)
Adjusted EBITDA	$574	$364	$263
The operating results of our Calhoun tissue operations, previously recorded under “corporate and other,” have been recorded in our tissue segment since April 1, 2018.
2018 vs. 2017
Operating income variance analysis
Sales
Sales were $243 million, or 7%, higher in 2018, to $3,756 million. Including restructuring initiatives, sales volume had an unfavorable impact of $266 million, reflecting decreases of 213,000 short tons (193,000 metric tons) in shipments of specialty papers, and 131,000 metric tons in newsprint, mainly as a result of the 2017 capacity reduction initiatives. Sales volume in wood products also decreased, down 8%, largely due to lower production volumes and weaker market conditions in the latter part of 2018, while market pulp shipments were essentially unchanged, despite the extended investment-related downtime at the Saint-Félicien mill. Pricing had a $465 million favorable impact on sales, as higher average transaction prices were realized across all business segments. The average transaction price increased 19% for market pulp, 17% for newsprint, 13% for wood products, and 9% for specialty papers. The inclusion of our Calhoun tissue operations’ results in our tissue segment resulted in a $44 million increase in sales.

Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $39 million in 2018. Restructuring initiatives reduced COS by $170 million, including the elimination of $52 million in fixed manufacturing costs. After removing the lower volume, the COS related to Calhoun’s tissue operations, and the effects of restructuring initiatives and the Canadian dollar fluctuation, COS increased by $112 million, reflecting:

•	an increase in maintenance costs ($41 million), largely due to more scheduled repairs and production disruptions;

•	higher energy and chemical costs ($31 million), mostly price-related;

•	higher market-driven wood fiber costs ($28 million);

•	higher labor expense ($25 million), partly due to higher short-term incentive plan expense related to the Company’s performance, and an increase in maintenance-related labor costs; and

•	a rise in recycled fiber prices ($22 million);
partially offset by:

•
write-downs of mill stores and other supplies incurred in 2017 ($24 million), primarily as a result of the permanent closure of two paper machines at Calhoun at the end of the third quarter of 2017, a paper machine at Catawba (South Carolina) at the end of the second quarter of 2017, and the Mokpo (South Korea) paper mill in the first quarter of 2017; and

•	higher start-up costs incurred in 2017 ($15 million), related to the Calhoun tissue manufacturing and converting facility, as well as the restart of a paper machine in Alma (Quebec).
Distribution costs
After removing the distribution costs related to Calhoun’s tissue operations, the lower volume, and the effect of restructuring initiatives, distribution costs increased by $59 million in 2018, largely due to higher truck and rail car rates, and an increase in the average length of haul.
Depreciation and amortization
Depreciation and amortization was $8 million greater in 2018, mainly explained by an increase in the depreciation related to the Calhoun tissue manufacturing and converting facility, in line with the increase in production, partly offset by a decrease in the depreciation related to the Catawba facility, whose assets ceased to be depreciated at the end of the third quarter of 2018 when they were classified as held for sale.
Selling, general & administrative expenses
SG&A decreased by $5 million in 2018, largely reflecting:

•	cost reduction initiatives;

•	lower share-based compensation, which resulted from a decrease in share price; and

•	lower project costs;
partly offset by higher short-term incentive plan expense related to the Company’s performance.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “Corporate and Other” below.
Net gain on disposition of assets
See the corresponding variance analysis under “Corporate and Other” below.
Net income (loss) variance analysis
Non-operating pension and other postretirement benefit credits
We recorded non-operating pension and OPEB credits of $50 million in 2018, compared to $7 million in the prior year. The increase is primarily due to: lower amortization of actuarial losses for our U.S. pension plan, which became predominantly inactive at year-end in 2017, resulting in a longer amortization period; higher expected return on plan assets in the current year; and lower interest cost, as a result of the lower discount rate.
Income taxes
We recorded an income tax provision of $152 million in 2018, on income before income taxes of $387 million, compared to an expected income tax provision of $81 million based on the U.S. federal statutory income tax rate of 21%. The difference reflects mostly: foreign tax rate differences ($89 million), including a $65 million income tax provision attributable to the global intangible low-taxed income (or “GILTI”) inclusion; foreign exchange items ($29 million); and the effect of a nondeductible goodwill impairment charge ($13 million); partly offset by a $59 million valuation allowance reversal primarily related to our U.S. operations where we recognize a valuation allowance against virtually all of our net deferred income tax assets.
We recorded an income tax provision of $84 million in 2017, on income before income taxes of $6 million, compared to an expected income tax provision of $1 million based on the U.S. federal statutory income tax rate of 21%. The difference reflected mostly a $112 million valuation allowance primarily related to our U.S. operations where we recognized a valuation allowance against virtually all of our net deferred income tax assets, and a $12 million decrease to our deferred income tax assets due to the enactment of a lower foreign income tax rate, offset in part by state and foreign tax rate differences ($33 million), and foreign exchange items ($6 million).
On December 22, 2017, the Tax Cuts and Jobs Act (or “TCJA”) was enacted into law which, among other changes, reduced the U.S. federal statutory income tax rate from 35% to 21%, and implemented a new system of taxation for non-U.S. earnings, including the imposition of a one-time transition tax on deemed repatriation of undistributed earnings of non-U.S. subsidiaries. Based on available information, we had provisionally estimated the impacts of the TCJA on our 2017 financial results, with the exception of the effects of the newly enacted GILTI regime as we were unable to determine a reasonable estimate. During the 12-month measurement period, we completed the accounting for the impacts of the TCJA with no material changes to provisional amounts recorded in the period of enactment. For more information, see Note 13, “Income Taxes,” to our Consolidated Financial Statements.
Q4 of 2018 vs. Q4 of 2017
Operating income variance analysis
Sales
Sales increased by $34 million, or 4%, compared to the fourth quarter of 2017, to $932 million. Sales volume had an unfavorable impact of $51 million, mainly reflecting a 46,000 metric ton decrease in market pulp shipments, as a result of lower production volumes associated with the timing of scheduled outages, operational disruptions, and weather-related wood shortages. Pricing contributed to a $72 million increase in sales, as the average transaction price increases of 21% for newsprint, 19% for market pulp, and 15% for specialty papers, more than offset the 21% drop in wood products. The inclusion of our Calhoun tissue operations’ results in our tissue segment increased sales by $15 million.

Cost of sales, excluding depreciation, amortization and distribution costs
COS was $25 million greater in the quarter. After removing the lower volume, the COS related to Calhoun’s tissue operations, and the effect of the Canadian dollar fluctuation, COS increased by $49 million, reflecting:

•	higher energy and chemical costs ($14 million), mainly due to higher prices;

•	an increase in maintenance costs ($12 million), in part due to the timing of scheduled outages;

•	a rise in recycled fiber prices ($9 million);

•	higher wood fiber costs ($8 million), mostly market-driven; and

•	an increase in labor expense ($7 million);
partly offset by start-up costs incurred in the year-ago period ($8 million), related to the Calhoun tissue manufacturing and converting facility, as well as the restart of a paper machine in Alma.
Distribution costs
After removing the distribution costs related to Calhoun’s tissue operations, the lower volume, and the effect of the Canadian dollar fluctuation, distribution costs rose by $11 million in the fourth quarter of 2018, largely due to higher truck and rail car rates, and an increase in the average length of haul.
Depreciation and amortization
Depreciation and amortization was unchanged in the quarter, reflecting an increase in the depreciation related to the Calhoun tissue manufacturing and converting facility, in line with the increase in production, partly offset by a decrease in the depreciation related to the Catawba facility, whose assets ceased to be depreciated at the end of the third quarter of 2018 when they were classified as held for sale.
Selling, general & administrative expenses
SG&A decreased by $8 million in the quarter, primarily because of lower project costs.
Closure costs, impairment and other related charges
In the fourth quarter of 2018, we recorded impairment charges of $120 million related to the assets from the 2015 acquisition of Atlas, including: a goodwill impairment charge of $81 million; fixed assets impairment charges of $29 million; and intangible assets impairment charges of $10 million. This compares to closure costs, impairment and other related charges of $2 million recorded in the year-ago period.
Net gain on disposition of assets
We recorded a net gain on disposition of assets of $141 million in the fourth quarter of 2018, which included: the sale of the paper and pulp mill at Catawba for total cash consideration of $280 million (subject to final working capital adjustments), resulting in a net gain of $101 million; and the sale of the recycled bleached kraft (or “RBK”) pulp mill at Fairmont (West Virginia) for total cash consideration of $62 million, resulting in a net gain of $40 million. This compares to a net gain on disposition of assets of $13 million in the year-ago period, reflecting the sale of the assets of the permanently closed Mokpo paper mill for cash consideration of $18 million.
Net income variance analysis
Non-operating pension and other postretirement benefit credits
We recorded non-operating pension and OPEB credits of $12 million in the quarter, compared to $1 million in the year-ago period. The increase is due in part to lower amortization of actuarial losses for our U.S. pension plan, which became predominantly inactive at year-end in 2017, resulting in a longer amortization period.
Income taxes
We recorded an income tax provision of $41 million in the fourth quarter of 2018, on income before income taxes of $77 million, compared to an expected income tax provision of $16 million based on the U.S. federal statutory income tax rate of

21%. The difference reflects mainly: foreign tax rate differences ($17 million), including a $12 million income tax provision attributable to the GILTI inclusion; foreign exchange items ($17 million); and the effect of a nondeductible goodwill impairment charge ($13 million); partly offset by a $19 million valuation allowance reversal primarily related to our U.S. operations where we recognize a valuation allowance against virtually all of our net deferred income tax assets.
We recorded an income tax provision of $21 million in the fourth quarter of 2017, on income before income taxes of $36 million, compared to an expected income tax provision of $8 million based on the U.S. federal statutory income tax rate of 21%. The difference reflected an $18 million valuation allowance primarily related to our U.S. operations where we recognized a valuation allowance against virtually all of our net deferred income tax assets, and foreign exchange items ($3 million), offset in part by state and foreign tax rate differences ($11 million).
2017 vs. 2016
Operating income (loss) variance analysis
Sales
Sales were $32 million, or 1%, lower in 2017, to $3,513 million. Despite higher shipments in wood products and market pulp, up 9% and 3%, respectively, sales volumes decreased, reflecting the capacity rationalization initiatives in newsprint and specialty papers, including the permanent closure of two paper machines at Calhoun, the permanent closure of a paper machine at Catawba, the indefinite idling of our Thorold (Ontario) paper mill in the first quarter of 2017, the permanent closure of the Mokpo paper mill, and the permanent closure of a newsprint machine at our Augusta (Georgia) mill in the second quarter of 2016. Overall pricing had a favorable impact of $194 million, including the effect of currency of $3 million, reflecting a 23% increase in the average transaction price for wood products, and 6% for market pulp.
Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $122 million in 2017. Restructuring initiatives reduced COS by $237 million, including the elimination of $79 million in fixed manufacturing costs. After removing the higher volume and the effects of the Canadian dollar fluctuation and restructuring initiatives, COS increased by $84 million, reflecting:

•
write-downs of mill stores and other supplies ($24 million), primarily as a result of the permanent closure of two paper machines at Calhoun, a paper machine at Catawba, and the Mokpo paper mill, compared to write-downs of mill stores and other supplies recorded in 2016 ($7 million), primarily as a result of the permanent closure of a newsprint machine at our Augusta mill;

•
start-up costs ($22 million) related to the Calhoun tissue manufacturing and converting facility and the restart of a paper machine at Alma, compared to start-up costs incurred in 2016 ($6 million) for the continuous pulp digester project and tissue manufacturing and converting facility in Calhoun;

•	lower contribution from our cogeneration assets that sell power externally ($8 million) and our hydroelectric facilities ($5 million), mostly due to planned maintenance outages;

•	unfavorable fiber costs ($12 million), mostly due to higher recycled fiber prices and wood costs;

•	higher natural gas prices ($10 million);

•	higher maintenance costs ($7 million);

•	a favorable power cost adjustment in Thunder Bay in 2016 ($6 million);

•	higher asset preservation costs ($6 million), primarily related to our indefinitely idled Thorold paper mill; and

•	the recognition of tax credits in connection with infrastructure investments in 2016 ($4 million);
partially offset by favorable chemical costs ($12 million), mainly price-related.
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
Selling, general & administrative expenses
SG&A increased by $23 million in 2017, mainly because of higher compensation expense, including an $8 million increase in share-based compensation as a result of an increase in share price and the Company’s performance. The latter also caused a $5 million increase in short-term incentive plan expense. The additional SG&A related to our tissue facility in Calhoun contributed as well to the overall increase.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “Corporate and Other” below.
Net gain on disposition of assets
See the corresponding variance analysis under “Corporate and Other” below.
Net loss variance analysis
Non-operating pension and other postretirement benefit credits (costs)
We recorded non-operating pension and OPEB credits of $7 million in 2017, compared to non-operating pension and OPEB costs of $8 million in 2016. The increase compared to 2016 is primarily due to lower interest cost, as a result of the lower discount rate, and higher expected return on plan assets.
Income taxes
We recorded an income tax provision of $84 million in 2017, on income before income taxes of $6 million. See the 2018 vs. 2017 variance analysis above.
We recorded an income tax provision of $19 million in 2016, on a loss before income taxes of $57 million, compared to an expected income tax benefit of $12 million based on the U.S. federal statutory income tax rate of 21%. The difference reflected a $99 million valuation allowance primarily related to our U.S. operations where we recognized a full valuation allowance against our net deferred income tax assets, and foreign exchange items ($9 million), partially offset by a $55 million adjustment primarily related to the release of previously unrecognized tax benefits due to the lapse of the statute of limitations of the applicable jurisdictions, and state and foreign tax rate differences ($17 million).

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

MARKET PULP
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2018	2017	2016
Sales	$1,085	$911	$836
Operating income (1)	172	79	37
EBITDA (2)	199	110	74
(In thousands of metric tons)
Shipments	1,424	1,425	1,388
Downtime	93	84	65

	December 31,
(In thousands of metric tons)	2018	2017	2016
Finished goods inventory	80	89	91

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

	Years Ended December 31,
(In millions)	2018	2017	2016
Net income including noncontrolling interests	$172	$79	$37
Depreciation and amortization	27	31	37
EBITDA	199	110	74
Industry trends
World demand for chemical pulp fell by 0.9% in 2018, reflecting decreases of 4.6% and 2.5% in North America and China, respectively, while Western Europe was up 1.4%. World capacity grew by 4.7% over the same period.

World demand for softwood pulp fell by 3.2% in 2018. This reflects decreases in shipments to China, North America, and Western Europe of 7.2%, 2.6%, and 1.9%, respectively. In the same period, demand for hardwood pulp was essentially unchanged, with shipments to Western Europe up by 3.4%, while North America was down by 7.8%, and China remained unchanged.
The operating rate for softwood pulp was 88% in 2018, and for hardwood pulp was 86%, largely reflecting industry production disruptions, as well as softening in Chinese buying activity in the latter part of 2018.
2018 vs. 2017
Operating income variance analysis

MARKET PULP
(in $ millions)

OPERATING INCOME VARIANCE
2018 vs. 2017

79
(1)
175
(64)
(2)
(16)
4
(3)
172
2017 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
2018 OPERATING INCOME

Sales
Sales were $174 million higher, or 19%, to $1,085 million in 2018, virtually all attributable to the $123 per metric ton increase in the average transaction price, reflecting higher market prices across all grades. Shipments were largely unchanged, despite the extended investment-related downtime at the Saint-Félicien mill in 2018.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs increased by $64 million after adjusting for the effect of the Canadian dollar fluctuation, reflecting:

•	an increase in maintenance and labor costs ($23 million), largely associated with scheduled outages and production disruptions;

•	higher recycled fiber prices ($22 million);

•	higher steam costs ($9 million), mostly due to unfavorable steam usage; and

•	higher chemical costs ($6 million), mostly price-related.
Distribution costs
Distribution costs rose by $16 million in 2018, largely reflecting higher truck and rail car rates, and an increase in the average length of haul.

Depreciation and amortization
Depreciation and amortization was $4 million lower in 2018, largely attributable to the assets of the paper and pulp mill at Catawba, which ceased to be depreciated at the end of the third quarter of 2018 when they were classified as held for sale.
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
We recorded 19,000 more metric tons of downtime in 2017 compared to the prior year, mainly as a result of additional production slowback at the RBK mills.
Cost of sales, excluding depreciation, amortization and distribution costs
COS increased by $30 million in 2017. After removing the higher volume and the effect of the Canadian dollar fluctuation, manufacturing costs increased by $14 million, reflecting:

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

TISSUE
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2018	2017	2016
Sales	$130	$81	$89
Operating loss (1)	(30)	(6)	(10)
EBITDA (2)	(15)	(1)	(5)
(In thousands of short tons)
Shipments (3)	84	53	54
Downtime	2	1	—

	December 31,
(In thousands of short tons)	2018	2017	2016
Finished goods inventory (3)	5	11	5

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

(3)	Tissue converted products, which are measured in cases, are converted to short tons.

	Years Ended December 31,
(In millions)	2018	2017	2016
Net loss including noncontrolling interests	$(30)	$(6)	$(10)
Depreciation and amortization	15	5	5
EBITDA	(15)	(1)	(5)
The operating results of our Calhoun tissue operations, previously recorded under “corporate and other,” have been recorded in our tissue segment since April 1, 2018.
Industry trends

Total tissue consumption in the U.S. grew by 2.5% in 2018. U.S. converted tissue products shipments were up by 2.1%, led by away-from home shipments, which grew by 3.4%, while at-home shipments increased by 1.5%. U.S. parent roll production increased by 1.6% in 2018, contributing to a 93% average industry production-to-capacity ratio, unchanged from 2017.
2018 vs. 2017
Operating loss variance analysis

TISSUE

(in $ millions)

OPERATING LOSS VARIANCE

2018 vs. 2017

(6)
7
(2)
44
(3)
(1)
(46)
(6)
(2)
(10)
(5)
(30)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2017 OPERATING LOSS
Volume
Pricing
FX
Calhoun Tissue
Volume
Manufacturing costs
FX
Calhoun Tissue
Volume
Calhoun Tissue
Other items
Depreciation and amortization
SG&A
2018 OPERATING LOSS

Sales
Sales were $49 million greater, or 60%, to $130 million in 2018, reflecting an increase in shipments of 31,000 short tons attributable to the inclusion of Calhoun’s results in our tissue segment since April 1, 2018, and favorable product mix. Sales volumes from our Calhoun tissue facility increased in 2018, reflecting growing Resolute tissue brand awareness in the marketplace.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the higher volume and the COS related to Calhoun’s operations, our manufacturing costs increased by $1 million in 2018, mainly due to scheduled maintenance costs. The operating cost per unit remained elevated at $1,916 per short ton, as we continued to ramp up the production of the tissue machine and converting lines at Calhoun in 2018, with a focus on improving productivity and quality.
Depreciation and amortization
Depreciation and amortization was $10 million higher in 2018, mostly attributable to the inclusion of Calhoun’s results in our tissue segment.

2017 vs. 2016
Operating loss variance analysis

TISSUE
(in $ millions)

OPERATING LOSS VARIANCE
2017 vs. 2016

(10)
(6)
(2)
3
6
3
(6)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2016 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
2017 OPERATING LOSS

The operating loss variance analysis for the tissue segment includes only the results of Atlas. The operating loss, excluding depreciation and amortization, of $25 million incurred in 2017, for our Calhoun tissue manufacturing and converting facility, was recorded as start-up costs under “corporate and other.”
Sales
Sales were $8 million lower, or 9%, to $81 million in 2017. The average transaction price dropped by $114 per short ton, or 7%, as a result of unfavorable product mix. The decrease in shipments was mainly attributable to converted products, in part due to the discontinuance of unprofitable away-from-home business, mostly offset by an increase in parent roll shipments.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the lower volume, our manufacturing costs improved by $6 million in 2017, despite facility damage and business interruption costs associated with Hurricane Irma. The cost improvement was primarily attributable to lower maintenance and related labor costs, improved material usage, as well as integration costs recorded in 2016.

WOOD PRODUCTS
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2018	2017	2016
Sales	$823	$797	$596
Operating income (1)	169	186	69
EBITDA (2)	201	219	100
(In million board feet)
Shipments (3)	1,846	2,011	1,844
Downtime (3)	147	130	199

	December 31,
(In million board feet)	2018	2017	2016
Finished goods inventory (3)	157	124	124

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

(3)	Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Years Ended December 31,
(In millions)	2018	2017	2016
Net income including noncontrolling interests	$169	$186	$69
Depreciation and amortization	32	33	31
EBITDA	201	219	100
Industry trends
2018 U.S. housing starts were 1.2 million, up by 3.6% compared to 2017, which reflects a 5.5% increase in multi-family starts, and a 2.8% increase in single-family starts.

2018 vs. 2017
Operating income variance analysis

WOOD PRODUCTS

(in $ millions)

OPERATING INCOME VARIANCE

2018 vs. 2017

186
(65)
91
36
(67)
(11)
6
(7)
1
(1)
169
2017 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
2018 OPERATING INCOME

Sales
Sales were $26 million higher, or 3%, to $823 million in 2018. The average transaction price rose by $50 per thousand board feet, or 13%, largely due to supply constraints in the first half of the year, partly offset by weaker lumber market conditions in the latter part of 2018. Shipments, however, were lower by 165 million board feet, reflecting:

•	a temporary production curtailment of 10% in the fourth quarter of 2018, given challenging market and weather conditions;

•	lower productivity; and

•	the sale of the Saint-Hilarion (Quebec) sawmill and the consolidation of our two sawmills at Senneterre in the third quarter of 2017.
Despite market and weather-related production curtailment in the fourth quarter of 2018, finished goods inventory increased to 157 million board feet.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the lower volume and the effect of the Canadian dollar fluctuation, manufacturing costs increased by $67 million, reflecting: higher wood fiber costs ($51 million), almost entirely market-driven; and an increase in maintenance costs ($9 million).
Distribution costs
After removing the lower volume, distribution costs increased by $7 million in 2018, mostly reflecting higher freight rates.

2017 vs. 2016
Operating income variance analysis

WOOD PRODUCTS
(in $ millions)

OPERATING INCOME VARIANCE
2017 vs. 2016

69
53
148
(31)
(28)
(5)
(7)
(7)
(2)
(4)
186
2016 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
2017 OPERATING INCOME

Sales
Sales were $201 million higher, or 34%, to $797 million in 2017. Shipments were higher by 167 million board feet, reflecting improved productivity for certain sawmills, incremental capacity from our sawmill in Senneterre – Lac-Clair (Quebec), which has been consolidated with our Senneterre sawmill, as well as a 69 million board feet reduction in downtime compared to 2016, which included downtime taken due to unfavorable pricing for eight-foot stud grades. The average transaction price increased by $73 per thousand board feet, or 23%, largely due to supply constraints from a very active 2017 forest fire season in British Columbia and marginally improving demand in the U.S. housing market.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the higher volume and the effect of the Canadian dollar fluctuation, manufacturing costs increased by $28 million, reflecting higher fiber costs ($12 million), including higher stumpage fees in the province of Quebec and higher transportation costs, and higher maintenance, log yard and other related costs ($8 million).
Distribution costs
After removing the higher volume and the effect of the Canadian dollar fluctuation, distribution costs increased by $6 million, primarily as a result of higher freight rates.

NEWSPRINT
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2018	2017	2016
Sales	$907	$842	$1,009
Operating income (loss) (1)	74	(23)	(16)
EBITDA (2)	140	43	58
(In thousands of metric tons)
Shipments	1,507	1,638	1,992
Downtime	22	55	81

	December 31,
(In thousands of metric tons)	2018	2017	2016
Finished goods inventory	101	78	105

(1)	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

	Years Ended December 31,
(In millions)	2018	2017	2016
Net income (loss) including noncontrolling interests	$74	$(23)	$(16)
Depreciation and amortization	66	66	74
EBITDA	140	43	58
Industry trends
North American demand for newsprint declined by 11.1% in 2018, driven by a reduction in demand from newspaper publishers, down by 14.0%. Demand from commercial printers also decreased, dropping by 6.5%. The North American shipment-to-capacity ratio was 94% in 2018, unchanged from the prior year.

Global demand for newsprint was down by 7.8% in 2018, with Western Europe down 8.2%, and Asia 6.8%. The global operating rate was 90%, unchanged from 2017.
2018 vs. 2017
Operating income (loss) variance analysis

NEWSPRINT
(in $ millions)

OPERATING INCOME (LOSS) VARIANCE
2018 vs. 2017

(23)
(59)
(9)
133
60
7
(27)
(4)
6
2
(15)
3
74
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2017 OPERATING LOSS
Restructuring
Volume
Pricing
FX
Restructuring
Volume
Manufacturing costs
FX
Restructuring
Volume
Other items
Depreciation and amortization
SG&A
2018 OPERATING INCOME

Sales
Newsprint sales increased by $65 million, or 8%, to $907 million in 2018, reflecting an increase of $88 per metric ton in the average transaction price, as price increases were realized in both North American and export markets. Shipments, however, were lower by 131,000 metric tons, or 8%, mostly due to the paper machine closures at Calhoun, and the permanent closure of the Mokpo paper mill. We recorded 22,000 metric tons of downtime in 2018, compared to 55,000 metric tons in the prior year, which included downtime taken in the latter part of 2017 due to softer market conditions.
Compared to 2017, our domestic shipments fell by 11%, and our international shipments by 4%. Domestic shipments represented 61% of total newsprint shipments in 2018, essentially unchanged from 2017.
Cost of sales, excluding depreciation, amortization and distribution costs
COS was $36 million lower in 2018. Restructuring initiatives reduced COS by $60 million, including the elimination of $18 million in fixed manufacturing costs. After removing the lower volume and the effects of the Canadian dollar fluctuation and restructuring initiatives, manufacturing costs increased by $27 million, reflecting:

•	higher maintenance and labor costs ($23 million), mainly due to more planned repairs and production disruptions;

•	higher power prices ($5 million), largely related to unusual weather conditions in 2018;

•	lower contribution from our cogeneration facilities ($3 million), mostly the result of a turbine failure; and

•	higher chemical costs ($3 million), mostly price-related;
partly offset by lower wood fiber costs ($11 million), almost entirely market-driven.
Distribution costs
After removing the lower volume and the effect of restructuring initiatives, distribution costs increased by $15 million, mainly due to higher truck and rail car rates, and an increase in the average length of haul.

2017 vs. 2016
Operating loss variance analysis

NEWSPRINT
(in $ millions)

OPERATING LOSS VARIANCE
2017 vs. 2016

(16)
(187)
8
10
2
172
(4)
(21)
(6)
19
(7)
8
(1)
(23)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2016 OPERATING LOSS
Restructuring
Volume
Pricing
FX
Restructuring
Volume
Manufacturing costs
FX
Restructuring
Volume
Other items
Depreciation and amortization
SG&A
2017 OPERATING LOSS

Sales
Newsprint sales dropped by $167 million, or 17%, to $842 million in 2017, reflecting a 354,000 metric ton decrease in shipments, due to the lower production volumes following the paper machine closures at Calhoun, the indefinite idling of our Thorold paper mill, the permanent closure of the Mokpo paper mill, and the permanent closure of a newsprint machine at our Augusta mill. In 2017, global capacity reductions exceeded declines in demand, resulting in favorable short-term market conditions for newsprint, particularly in the latter part of the year. The average transaction price increased by $8 per metric ton, as price increases were realized in North America, and our finished goods inventory fell by 27,000 metric tons.
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
Cost of sales, excluding depreciation, amortization and distribution costs
COS was $141 million lower in 2017. Restructuring initiatives reduced COS by $172 million, including the elimination of $47 million in fixed manufacturing costs. After removing the higher volume and the effects of the Canadian dollar fluctuation and restructuring initiatives, manufacturing costs increased by $21 million, reflecting:

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

Depreciation and amortization
The lower depreciation and amortization was due to the indefinite idling of our Thorold paper mill and the permanent closure of a newsprint machine at our Augusta mill.
Selling, general and administrative expenses
The higher overall SG&A were mostly offset by lower allocated expenses as a result of capacity reductions.

SPECIALTY PAPERS
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2018	2017	2016
Sales	$811	$882	$1,015
Operating income (loss) (1)	40	(9)	19
EBITDA (2)	87	36	64
(In thousands of short tons)
Shipments	1,130	1,343	1,514
Downtime	21	33	22

	December 31,
(In thousands of short tons)	2018	2017	2016
Finished goods inventory	54	66	92

(1)	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

	Years Ended December 31,
(In millions)	2018	2017	2016
Net income (loss) including noncontrolling interests	$40	$(9)	$19
Depreciation and amortization	47	45	45
EBITDA	87	36	64
Industry trends
North American demand for uncoated mechanical papers was down by 6.1% in 2018. Lower demand for standard papers drove this decline, decreasing by 8.7%, while the demand for supercalendered (or “SC”) grades was down by only 0.7%. The operating rate increased to 92%, compared to 90% in the prior year.

North American coated mechanical paper demand was down by 7.6% in 2018. Industry production, however, was significantly lower, down by 324,000 short tons, or 13.8%, while imports rose by 88,000 short tons, or 22.3%. Operating rates in North America were 95% in 2018, unchanged from 2017. With the sale of the Catawba facility, we have exited coated mechanical grades.
2018 vs. 2017
Operating income (loss) variance analysis

SPECIALTY PAPERS

(in $ millions)

OPERATING INCOME (LOSS) VARIANCE

2018 vs. 2017

(9)
(128)
(11)
68
110
6
6
(2)
16
2
(19)
(2)
3
40
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2017 OPERATING LOSS
Restructuring
Volume
Pricing
FX
Restructuring
Volume
Manufacturing costs
FX
Restructuring
Volume
Other items
Depreciation and amortization
SG&A
2018 OPERATING INCOME

Sales
Specialty paper sales decreased by $71 million, or 8%, to $811 million in 2018. While the average transaction price rose by $61 per short ton, reflecting price increases across all grades, shipments decreased by 213,000 short tons, or 16%, largely due to the permanent closure of two paper machines at Calhoun and one paper machine at Catawba.

Cost of sales, excluding depreciation, amortization and distribution costs
COS was $120 million lower in 2018. Restructuring initiatives reduced COS by $110 million, including the elimination of $34 million in fixed manufacturing costs. After removing the lower volume and the effects of the Canadian dollar fluctuation and restructuring initiatives, manufacturing costs improved by $6 million, reflecting:

•	lower wood fiber costs ($11 million), almost entirely market-driven; and

•	higher internal hydroelectric generation ($8 million), due to investments in 2017, in part to improve productivity;
offset in part by:

•	higher power and steam costs ($5 million), mostly due to unfavorable steam usage;

•	an increase in maintenance and related labor costs ($5 million); and

•	higher chemical prices ($4 million).
Distribution costs
After removing the lower volume and the effect of restructuring initiatives, distribution costs increased by $19 million, reflecting higher freight rates, and an increase in the average length of haul.
2017 vs. 2016
Operating (loss) income variance analysis

SPECIALTY PAPERS
(in $ millions)
OPERATING (LOSS) INCOME VARIANCE
2017 vs. 2016
19
(57)
(57)
(20)
1
65
32
9
(4)
4
10
(9)
(2)
(9)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2016 OPERATING INCOME
Restructuring
Volume
Pricing
FX
Restructuring
Volume
Manufacturing costs
FX
Restructuring
Volume
Other items
Depreciation and amortization
SG&A
2017 OPERATING LOSS

Sales
Specialty paper sales decreased by $133 million, or 13%, to $882 million in 2017. The average transaction price dropped by $14 per short ton, despite some pricing gains realized in the latter part of 2017. Shipments were 171,000 short tons lower, or 11%, mainly in white and coated paper grades, largely due to declining market conditions, which led to the permanent closure of two paper machines at Calhoun, and one paper machine at Catawba, partly offset by an increase due to the restart of a paper machine at Alma. Finished goods fell by 26,000 short tons.

Cost of sales, excluding depreciation, amortization and distribution costs
COS was $102 million lower in 2017. Restructuring initiatives reduced COS by $65 million, including the elimination of $32 million in fixed manufacturing costs. After removing the lower volume and the effects of the Canadian dollar fluctuation and restructuring initiatives, manufacturing costs improved by $9 million, reflecting:

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
Distribution costs
After removing the lower volume, the restructuring initiatives, and the Canadian dollar fluctuation, distribution costs increased by $8 million, primarily as a result of an increase in the average length of haul, and higher freight rates, including the effect of the shortage of truck drivers.
Selling, general and administrative expenses
The higher overall SG&A were mostly offset by lower allocated expenses as a result of capacity reductions.

CORPORATE AND OTHER
Highlights

	Years Ended December 31,
(In millions)	2018	2017	2016
Cost of sales, excluding depreciation, amortization and distribution costs	$(12)	$(53)	$(17)
Depreciation and amortization	(25)	(24)	(14)
Selling, general and administrative expenses	(33)	(41)	(26)
Closure costs, impairment and other related charges	(121)	(82)	(62)
Net gain on disposition of assets	145	15	2
Operating loss	$(46)	$(185)	$(117)
Interest expense	(47)	(49)	(38)
Non-operating pension and other postretirement benefit credits (costs)	50	7	(8)
Other income, net	5	6	7
Income tax provision	(152)	(84)	(19)
Net loss including noncontrolling interests	$(190)	$(305)	$(175)
The table below shows the reconciliation of net loss including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

	Years Ended December 31,
(In millions)	2018	2017	2016
Net loss including noncontrolling interests	$(190)	$(305)	$(175)
Interest expense	47	49	38
Income tax provision	152	84	19
Depreciation and amortization	25	24	14
EBITDA	$34	$(148)	$(104)
Foreign exchange loss (gain)	2	(9)	7
Closure costs, impairment and other related charges	121	82	62
(Reversal of) inventory write-downs related to closures	(1)	24	7
Start-up costs	8	27	8
Net gain on disposition of assets	(145)	(15)	(2)
Non-operating pension and other postretirement benefit (credits) costs	(50)	(7)	8
Other (income) expense, net	(7)	3	(14)
Adjusted EBITDA	$(38)	$(43)	$(28)

2018 vs. 2017
Cost of sales, excluding depreciation, amortization and distribution costs
COS was $12 million in 2018, mainly reflecting:

•	start-up costs ($7 million) for the Calhoun tissue manufacturing and converting facility in the first quarter of 2018; and

•	asset preservation costs ($6 million), primarily related to our indefinitely idled Thorold paper mill and our permanently closed Fort Frances (Ontario) mill.
In 2017, we incurred COS of $53 million, which included:

•	write-downs of mill stores and other supplies ($24 million), primarily related to the permanent closure of two paper machines at Calhoun, a paper machine at Catawba, and the Mokpo paper mill;

•	start-up costs ($22 million) related to the Calhoun tissue manufacturing and converting facility, and the restart of a paper machine in Alma; and

•	asset preservation costs ($9 million), primarily related to our indefinitely idled Thorold paper mill and our permanently closed Fort Frances mill.
Selling, general and administrative expenses
SG&A decreased by $8 million in 2018, mainly because of: higher start-up costs incurred in 2017, related to the Calhoun tissue manufacturing and converting facility; lower share-based compensation; and lower project costs.
Closure costs, impairment and other related charges
In 2018, we recorded closure costs, impairment and other related charges of $121 million, mostly reflecting impairment charges of $120 million related to the assets from the 2015 acquisition of Atlas, including: a goodwill impairment charge of $81 million; fixed assets impairment charges of $29 million; and intangible assets impairment charges of $10 million.
This compares to closure costs, impairment and other related charges of $82 million in 2017, comprised of:

•	a long-lived asset impairment charge related to our Coosa Pines pulp mill ($55 million);

•	a long-lived asset impairment charge ($5 million) and severance and other closure-related costs ($4 million) in connection with the permanent closure of a paper machine at the Catawba mill;

•	accelerated depreciation ($6 million) and severance and other closure-related costs ($2 million) associated with the permanent closure of two paper machines at Calhoun; and

•	severance and other costs related to the permanent closure of the Mokpo paper mill ($7 million).
Net gain on disposition of assets
In 2018, we recorded a net gain on disposition of assets of $145 million, reflecting: the sale of the paper and pulp mill at Catawba for total cash consideration of $280 million (subject to final working capital adjustments), resulting in a net gain of $101 million; and the sale of the RBK pulp mill at Fairmont for total cash consideration of $62 million, resulting in a net gain of $40 million. This compares to a net gain on disposition of assets of $15 million recorded in 2017, including the sale of the assets of the permanently closed Mokpo paper mill for a cash consideration of $18 million, resulting in a net gain of $13 million.
2017 vs. 2016
Cost of sales, excluding depreciation, amortization and distribution costs
COS was $53 million in 2017 (as further discussed above) compared to $17 million in 2016, which included:

•	write-downs of mill stores and other supplies ($7 million), mostly as a result of the permanent closure of a newsprint machine at our Augusta mill;

•	start-up costs ($6 million) for the tissue manufacturing and converting facility and the continuous pulp digester project, both located in Calhoun; and

•	asset preservation costs ($3 million), primarily for our permanently closed Fort Frances mill.
Depreciation and amortization
Depreciation and amortization was $10 million higher in 2017, mainly because of the amortization of costs associated with the Calhoun tissue manufacturing and converting facility, and the additional costs related to the implementation of our integrated business management software.
Selling, general and administrative expenses
SG&A were $15 million higher in 2017, mainly because of higher compensation expense, including an $8 million increase in share-based compensation as a result of an increase in share price and the Company’s performance. The latter also caused an increase in short-term incentive plan expense. The additional SG&A related to our tissue facility in Calhoun, recorded as start-up costs ($3 million), contributed as well to the overall increase.
Closure costs, impairment and other related charges
We recorded closure costs, impairment and other related charges of $82 million in 2017 (as further discussed above) compared to $62 million in 2016, which primarily included accelerated depreciation in connection with the permanent closure of a newsprint machine at our Augusta mill, and long-lived asset impairment charges mostly related to the Mokpo recycled newsprint assets, due to declining market conditions and rising recycled fiber prices.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, net cash provided by operations, and our revolving credit facilities to fund our operations, make pension contributions, and finance our working capital, capital expenditures, and duty cash deposits. In addition, from time to time we may use available cash to reduce debt and to return capital to shareholders, including through share repurchases or special dividends. As of December 31, 2018, we had cash and cash equivalents of $304 million and availability of $517 million under our revolving credit facilities.
Based on our current projections, we expect to have sufficient financial resources available to finance our business plan, make pension contributions, meet working capital and cash duty deposit requirements, and maintain an appropriate level of capital spending.
Based on market conditions, we may seek to retire, repay or refinance our outstanding indebtedness, including under our 5.875% senior unsecured notes due 2023 (or the “2023 notes”) and credit facilities, through redemptions, prepayments, open market purchases or individually negotiated transactions, as we continue to focus on reducing costs and enhancing our flexibility.
The 2023 notes
The 2023 notes, issued on May 8, 2013, are unsecured and are guaranteed by substantially all of our U.S. subsidiaries. The 2023 notes bear interest at a rate of 5.875%; they were sold at an offering price of 99.062% of the $600 million aggregate principal amount and began paying interest semi-annually on November 15, 2013.
The terms of the 2023 notes impose certain restrictions, subject to a number of exceptions and qualifications, including limits on our ability to:

•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	pay dividends or make distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans and investments;

•	incur liens;

•	restrict dividends, loans or transfer assets from our subsidiaries;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	consolidate or merge with or into, or sell substantially all of our assets to, another person;

•	enter into transactions with affiliates; and

•	enter into new lines of business.
The 2023 notes are redeemable, in whole or in part, since May 15, 2017, at the redemption prices specified in the 2023 notes indenture, plus accrued and unpaid interest. We could be required to make an offer to purchase the notes upon the sale of certain assets or upon a change of control.
On January 3, 2019 (the “closing date”), we repurchased $225 million in aggregate principal amount of the 2023 notes, pursuant to a notes purchase agreement entered into on December 21, 2018, with certain noteholders, at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the closing date.
Senior secured credit facility
On September 7, 2016, we entered into a senior secured credit facility (or the “Senior secured credit facility”) for up to $185 million. The Senior secured credit facility provides a term loan of $46 million with a maturity date of September 7, 2025 (or the “Term loan”), a revolving credit facility of up to $139 million with a maturity date of September 7, 2022 (or the “Revolving credit facility”), and also provides an uncommitted option to increase the Senior secured credit facility by up to $175 million, subject to certain terms and conditions. As of December 31, 2018, we had $139 million of availability under the Revolving credit facility, which was undrawn.
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
ABL credit facility
On May 22, 2015, we entered into a five-year credit agreement for a senior secured asset-based revolving credit facility (or the “ABL credit facility”), with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves. The ABL credit facility will mature on May 22, 2020. As of December 31, 2018, we had $378 million of availability under the ABL credit facility, which was undrawn except for $53 million of ordinary course letters of credit outstanding.
The aggregate lender commitment under the facility includes a $60 million swingline sub-facility and a $200 million letter of credit sub-facility, and we may convert up to $50 million of the commitments under the facility to a first-in last-out facility (or “FILO facility”), subject to the consent of each converting lender. The ABL credit facility also provides for an uncommitted ability to increase the revolving credit facility by up to $500 million, subject to certain terms and conditions set forth in the agreement.
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

December 31,
	2018	2017	2016
Standard & Poor’s
Senior unsecured debt	B+	B+	B+
Long-term corporate credit rating	BB-	BB-	BB-
Outlook (1)	Stable	Negative	Negative
Moody’s Investors Service
Senior unsecured debt	B1	B2	B1
Corporate family rating	Ba3	B1	Ba3
Outlook	Stable	Stable	Stable
Liquidity rating	SGL-1	SGL-1	SGL-1

(1)	On January 7, 2019, Standard & Poor's revised the Company’s outlook from stable to positive.
Subject to other factors affecting the credit markets as a whole, we believe our current ratings should provide a significant degree of flexibility in obtaining funds on competitive terms. These ratings reflect the views of the rating agencies only. An explanation of the significance of these ratings can be obtained from each rating agency. The ratings are not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward or withdrawn at any time by a rating agency.
Flow of Funds
Summary of cash flows
A summary of cash flows for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Years Ended December 31,
(In millions)	2018	2017	2016
Net cash provided by operating activities	$435	$158	$81
Net cash provided by (used in) investing activities	146	(191)	(273)
Net cash (used in) provided by financing activities	(281)	3	169
Effect of exchange rate changes on cash and cash equivalents	(4)	6	1
Net increase (decrease) in cash and cash equivalents, and restricted cash	$296	$(24)	$(22)
2018 vs. 2017
Net cash provided by operating activities
We generated $435 million of cash from operating activities in 2018, compared to $158 million last year. The increase is almost all attributable to higher profitability. The year-ago period also included cash closure costs in connection with the permanent closures of paper machines at the Catawba and Calhoun paper mills, as well as the permanent closure of the paper mill at Mokpo.
Net cash provided by (used in) investing activities
Investing activities provided $146 million of cash in 2018, compared to cash used of $191 million in the prior year. The difference reflects:

•	the disposition of the assets of the Catawba and Fairmont mills for total net proceeds of $333 million in the current year; and

•	the refund in 2018 of substantially all of the cash deposits of $61 million made on our U.S. imports of SC paper produced at our Canadian mills;
offset in part by:

•	higher countervailing and anti-dumping duty cash deposits on our imports of softwood lumber products to the U.S. from our Canadian sawmills ($51 million); and

•	the disposition of the assets of the permanently closed paper mill in Mokpo in 2017, for a cash consideration of $18 million.
Net cash (used in) provided by financing activities
We fully repaid our outstanding borrowings of $144 million under our revolving credit facilities and paid a special dividend of $1.50 per share, or $136 million, on our common stock in 2018. This compares to a net increase in borrowings of $19 million in the year-ago period, and a cash payment of $15 million for the acquisition of the 49% equity interest held by The New York Times Company in Donohue Malbaie Inc. We already owned 51% of the shares of Donohue Malbaie Inc.
2017 vs. 2016
Net cash provided by operating activities
We generated $158 million of cash from operating activities in 2017, compared to $81 million in 2016. The increase is mainly attributable to higher profitability, and lower pension contributions, partly offset by higher working capital and start-up costs for the tissue manufacturing and converting facility in Calhoun.
Net cash used in investing activities
We used $191 million in investing activities in 2017, a decrease of $82 million compared to the previous year, reflecting lower cash invested in fixed assets of $85 million, mainly due to the substantial completion of the tissue manufacturing and converting facility in Calhoun in the first quarter of 2017, and the disposition of the assets of the permanently closed paper mill in Mokpo in 2017, for a cash consideration of $18 million, offset in part by countervailing and anti-dumping duty cash deposits of $26 million on our imports of softwood lumber products to the U.S. from our Canadian sawmills in 2017.
Net cash provided by financing activities
We borrowed $19 million under our credit facilities in 2017, compared to $171 million in 2016, primarily to support the tissue project, which was substantially completed at the end of the first quarter of 2017. We also acquired in 2017 the 49% equity interest held by The New York Times Company in Donohue Malbaie Inc. for a cash purchase price of $15 million.
2019 outlook
For 2019, we expect to invest $160 million in capital expenditures, net of support under existing business development programs, including the next phase in our organic capacity growth project at Saint-Félicien, and a number of investments to improve productivity and yields at our sawmills.
As further discussed above, on January 3, 2019, we repurchased $225 million in aggregate principal amount of the 2023 notes.
Countervailing duty and anti-dumping investigations
Beginning October 15, 2015, we were required to pay cash deposits at a subsidy rate of 17.87% for estimated countervailing duties on our U.S. imports of SC paper produced at our Canadian mills. On March 21, 2018, Verso Corporation, the sole remaining U.S. SC paper petitioner, filed a request with the U.S. Department of Commerce (or “Commerce”) for a changed circumstances review to revoke the countervailing duty order, retroactive to August 3, 2015, and for Commerce to refund all countervailing duty deposits with interest. On May 8, 2018, Commerce announced the initiation of a changed circumstances review, and on July 6, 2018, Commerce signed the revocation order. As a result, we were refunded substantially all of the cash deposits of $61 million made on our U.S. imports of SC paper produced at our Canadian mills, plus interest, and no further cash deposits are required going forward.
We also became required to pay cash deposits for estimated countervailing duties and anti-dumping duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. As of

December 31, 2018, the rates for these estimated countervailing duties and anti-dumping duties were 14.7% and 3.2%, respectively. Based on our current operating parameters, the cash deposits could be as high as $75 million per year.
Additionally, since January 16, 2018, we had been required to make cash deposits at a subsidy rate of 4.42% for estimated countervailing duties on uncoated groundwood (or “UGW”) paper we import to the U.S. from our Canadian mills. On August 29, 2018, the U.S. International Trade Commission determined that the U.S. UGW paper producer was not materially injured nor threatened with material injury by U.S. imports of Canadian-origin UGW paper, and that no countervailing duty or anti-dumping orders would be issued. As a result, we will receive a refund of all cash deposits made on our U.S. imports of UGW paper produced at our Canadian mills, plus interest, and no further cash deposits are required going forward. Through December 31, 2018, cash deposits to be refunded totaled $6 million.
For additional information, see Part I, Item 1A, “Risk Factors – Legal and Compliance Risk – We are subject to countervailing and anti-dumping duties on substantially all of our U.S. imports of softwood lumber products produced at our Canadian sawmills, which could materially affect our operations and cash flows,” of this Form 10‑K.
Employee Benefit Plans
Pension and OPEB plans
In 2018, we contributed $101 million to our defined benefit pension plans and $20 million to our defined contribution pension plans, while expensing an aggregate of $1 million, before special events. We also made payments of $13 million to OPEB plans, compared to a $12 million credit to the net periodic benefit cost, before special events.
For 2019, we expect to make approximately $80 million of contributions to our defined benefit pension plans, $16 million to our defined contribution pension plans, and $14 million to OPEB plans. We expect to expense approximately $16 million of defined contribution pension plan costs, with credits of $19 million and $11 million for our defined benefit pension and OPEB plans, respectively.
The expected $21 million decrease in defined benefit pension plan contributions in 2019 is in part due to lower contributions for past capacity reductions, and our exit from the Ontario funding relief, as further discussed below.
We fund our pension and OPEB plans as required by applicable laws and regulations; we could, from time to time, make additional contributions.
Canadian pension funding
Quebec plans
The funding of our Quebec pension plans are subject to Quebec’s Supplemental Pension Plans Act (or the “SPPA”), which is the pension plan funding regime generally applicable to pension plans in that province. Our contributions to our Quebec plans are determined on a going concern basis under the Quebec’s SPPA, as more fully described below.
Ontario plans
Prior to December 31, 2018, the funding of our material Ontario pension plans (or the “affected plans”) was governed by regulation specific to us, adopted by the province of Ontario, which we refer to as the “funding relief regulation.” In accordance with the funding relief regulation, on December 21, 2018, we provided notice to the Ontario pension plan regulatory authorities that, effective December 31, 2018, we would voluntarily exit the Ontario funding relief regulation. As a result, since January 1, 2019, all of our Ontario pension plans have been subject to the Ontario Pension Benefits Act (or the “PBA”), which is the pension plan funding regime generally applicable to pension plans in that province. The PBA provides for funding pension fund deficits on a going concern basis, or on a solvency basis if the solvency funded status of a pension plan is below 85%, as more fully described below. The funding relief regulation, as amended, provided that our annual basic contribution to the affected plans was Cdn $9 million.
As originally adopted, the funding relief regulation provided that corrective measures would be required if the aggregate solvency ratio of the affected plans fell below a prescribed level under the targets specified in the regulations as of December 31 in any year through 2014. This requirement was removed in 2013, but the 2011 and 2012 amounts (Cdn $110 million in the aggregate) had been deferred to after the expiration of the funding relief regulation in 2020. The funding relief regulation also required us to make a supplemental contribution, payable over a three-year period, should the affected plans’ aggregate solvency ratio be more than 2% below the target specified in the funding relief regulations for the preceding year. As a result of our exit from the funding relief regulation, these requirements were removed.

Funding deficit calculation
The assumptions used to calculate the pension funding deficit are materially different from the assumptions used to determine the net pension obligations for purposes of our Consolidated Financial Statements.
The funding deficit calculation of our Quebec pension plans are subject to Quebec’s SPPA, which provides for funding pension deficits on a going concern basis. The funding deficit calculation of our Ontario pension plans are subject to, since January 1, 2019, Ontario’s PBA, which provides for funding pension fund deficits on a going concern basis, or on a solvency basis if the solvency funded status of a pension plan is below 85%. Under a going concern basis, the liabilities are calculated on the assumption that the plans will continue to operate indefinitely, and the liabilities are discounted using a rate determined by a model that develops an expected long-term return on assets, based on the asset mix of the plans as of the actuarial valuation date. The liabilities also include a provision for adverse deviation. Under a solvency basis, the liabilities are calculated on the assumption that the plans are terminated at the measurement date (each December 31), and the liabilities are discounted primarily using a specified annuity purchase rate, which is the spot interest rate on government securities in Canada plus a prescribed margin at the measurement date.
The funding of our U.S. pension plan is governed by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code, and is also subject to the Moving Ahead for Progress in the 21st Century Act, the Highway and Transportation Funding Act of 2014, and the Bipartisan Budget Act of 2015. Under these regulations, the liabilities are discounted using 25-year average corporate bond rates within a specified corridor. The corridor will be maintained at 10% through 2020, will widen to 15% in 2021, and will widen an additional 5% each year to 30% in 2024 and beyond.
By contrast, for purposes of our Consolidated Financial Statements, the discount rate is determined with a model that develops a hypothetical high-quality bond portfolio, where the bonds are theoretically purchased to settle the expected benefit payments of the plans.
The weighted-average discount rate, funded ratio, and deficit of the pension plans for both accounting and funding purposes for the years ended December 31, 2018 and 2017, were as follows:

	Accounting		Funding
	December 31,		December 31,
(In millions, except percentages)	2018	2017	2018	(1)	2017	(2)
Discount rate	3.8%	3.6%	5.7%		5.1%
Funded ratio	76%	80%	87%		89%
Deficit	$(1,122)	$(1,097)	$(572)		$(562)

(1)	Determined on a going concern basis for Canadian plans, and on a 25-year average interest rate basis for U.S. plans. Preliminary, subject to final actuarial reports.

(2)	Determined on a going concern basis for Quebec plans, on a solvency basis for Ontario plans, and on a 25-year average interest rate basis for U.S. plans.
Additional undertakings
Our principal Canadian subsidiaries had entered into certain undertakings with the Government of Ontario and Quebec, which expired in 2015 and 2016, respectively. The expiration of those undertakings, did not eliminate ongoing obligations we incurred under the terms of those undertakings prior to their expiration, including the undertaking requiring us to make an additional solvency deficit reduction contribution to our pension plans of Cdn $75, payable over four years, for each metric ton of capacity reduced in Quebec or Ontario, in the event of downtime of more than six consecutive months or nine cumulative months over a period of 18 months. Accordingly, we made additional contributions for past capacity reductions of Cdn $14 million and Cdn $12 million in 2017 and 2018, respectively, and will also be required to make our final remaining contributions for past capacity reductions of approximately Cdn $4 million, and Cdn $2 million in 2019, and 2020, respectively.
Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and

Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($110 million, based on the exchange rate in effect on December 31, 2018), would have to be funded if we do not obtain the relief sought. The hearing in this matter could occur in 2019.
Share Repurchase Program
We are authorized to repurchase $150 million of our outstanding common stock under our share repurchase program. We did not repurchase any shares during 2018, 2017 and 2016. There remains $24 million under the program.
Dividends
We declared and paid a special dividend of $1.50 per share ($136 million) on our common stock in 2018. We did not declare or pay any dividends on our common stock during the years ended December 31, 2017 and 2016.
Contractual Obligations
As of December 31, 2018, the Company’s contractual obligations, including payments due by period, were as follows:

(In millions)	Total	2019	2020-2021	2022-2023	Thereafter
Long-term debt (1)	$769	$252	$50	$414	$53
Non-cancelable operating lease obligations (2)	34	9	13	5	7
Purchase obligations (2)	340	78	127	105	30
	$1,143	$339	$190	$524	$90

(1)
Long-term debt obligations primarily represent: interest payments, principal amount repurchase of $225 million in 2019, and the payment of the remaining principal balance at maturity of our 2023 notes; as well as interest payments and principal repayment at maturity of our Term loan. Interest on our Term loan is assumed to remain unchanged from the rates in effect as of December 31, 2018, assuming no repayments until maturity. Information on our long-term debt can be found in “Note 11, “Long-Term Debt,” to our Consolidated Financial Statements.

(2)	Information on our operating leases and purchase obligations can be found in Note 17, “Operating Leases and Purchase Obligations,” to our Consolidated Financial Statements.
The above table excludes the future obligations under our pension and OPEB plans due to the uncertainty in the timing and amount of future payments. Information on our pension and OPEB plans can be found in “Note 12, “Pension and Other Postretirement Benefit Plans,” to our Consolidated Financial Statements.
RECENT ACCOUNTING GUIDANCE
New accounting pronouncements adopted in 2018
See Note 2, “Summary of Significant Accounting Policies – New accounting pronouncements in 2018,” to our Consolidated Financial Statements for more information.
Accounting pronouncements not yet adopted as of December 31, 2018
See Note 2, “Summary of Significant Accounting Policies – Accounting pronouncements not yet adopted as of December 31, 2018,” to our Consolidated Financial Statements for more information.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with GAAP requires us to make accounting estimates based on assumptions, judgments and projections of future results of operations and cash flows. These estimates and assumptions affect the reported amounts of revenues and expenses during the periods presented and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements.
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
Pension and OPEB obligations
Description of accounts impacted by the accounting estimates
We record pension and OPEB obligations, net of pension plan assets that may be considered material to our financial position. We also record net periodic benefit costs associated with these net obligations as our employees render service. As of December 31, 2018, we had pension and OPEB obligations aggregating $4,922 million and accumulated pension plan assets at fair value of $3,652 million. In 2018, we recorded a net periodic benefit credit of $41 million.
Judgments and uncertainties involved in the accounting estimates
The following inputs are used to determine our net obligations and our net periodic benefit cost each year and the determination of these inputs requires judgment:

•
discount rate – used to determine the net present value of our pension and OPEB obligations and to determine the interest cost component of our net periodic benefit cost. The discount rate for our domestic and foreign plans was determined with a model that develops a hypothetical high-quality bond portfolio, where the bonds are theoretically purchased to settle the expected benefit payments of the plans. The discount rate reflects the single rate that produces the same discounted values as the value of the theoretical high-quality bond portfolio;

•
return on assets – used to estimate the growth in the value of invested assets that are available to satisfy pension benefit obligations and to determine the expected return on plan assets component of our net periodic pension benefit cost. In determining the expected return on assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio;

•
life expectancy rate – used to estimate the impact of life expectancy on our pension and OPEB obligations. In determining the life expectancy rate of our domestic and foreign plans, we used the most recent actuarially-determined mortality tables and improvement scales. For the foreign plans, the mortality tables were adjusted with the result of our historical mortality experience study. The rates used are consistent with our future expectations of life expectancy for the employees who participate in our pension and OPEB plans;

•
rate of compensation increase – used to calculate the impact future pay increases will have on our pension obligations. In determining the rate of compensation increase, we reviewed historical salary increases and promotions, while considering current industry conditions, the terms of collective bargaining agreements with our employees and the outlook for our industry; and

•
health care cost trend rate – used to calculate the impact of future health care costs on our OPEB obligations. For the health care cost trend rate, we considered historical trends for these costs, as well as recently enacted healthcare legislation.

Effect if actual results differ from assumptions
Variations in assumptions could have a significant effect on the net periodic benefit cost and pension and OPEB obligations reported in our Consolidated Financial Statements. For example, a 25 basis point change in any one of these assumptions would have increased (decreased) our net periodic benefit cost for our pension and OPEB plans and our pension and OPEB obligations as follows:

	2018 Net Periodic Benefit Cost		Pension and OPEB Obligations as of December 31, 2018
(In millions)	25 Basis Point Increase	25 Basis Point Decrease	25 Basis Point Increase	25 Basis Point Decrease
Assumption:
Discount rate	$(1)	$2	$(117)	$128
Return on assets	(10)	10	—	—
Rate of compensation increase	1	(1)	3	(3)
Health care cost trend rate	—	—	2	(2)
As of December 31, 2018, the most significant change in our assumptions affecting our pension and OPEB obligations was an increase in the discount rate to 3.8% from 3.6% as of December 31, 2017, resulting in an actuarial gain of $109 million and a corresponding decrease in our pension and OPEB obligations.
The net periodic benefit cost of our pension plans incorporates an expected return on plan assets and not the actual return on plan assets. The difference between the expected and actual return on plan assets resulted in an actuarial loss of $365 million in 2018.
These net actuarial losses of $256 million in 2018, before tax, were recorded in “accumulated other comprehensive loss” and will be amortized into our Consolidated Statements of Operations in future years, including approximately $28 million in 2019.
Deferred income tax assets
Description of accounts impacted by the accounting estimates
We have net deferred income tax assets of $876 million recorded in our Consolidated Balance Sheet as of December 31, 2018, almost all of which is related to our Canadian operations, and a valuation allowance recorded against virtually all of our U.S. net deferred income tax assets. Our net deferred income tax assets are comprised of:
U.S.:

•
Deferred income tax assets of $688 million, comprised of $532 million for federal and state net operating loss carryforwards expiring between 2021 and 2038, and $156 million for other temporary differences, mostly related to pension and OPEB plans.

•	Deferred income tax liabilities of $35 million, mostly related to tax accelerated depreciation on fixed assets.

•	A valuation allowance of $652 million against the net deferred income tax assets, which are not more likely than not to be realized in the future.
Canada:

•
Deferred income tax assets of $915 million, comprised of $176 million related to undeducted research and development expenditures with no expiry, $72 million for tax credit carryforwards expiring between 2021 and 2038, $19 million for federal and provincial non-capital loss carryforwards expiring between 2026 and 2038, as well as $648 million for other temporary differences, mostly related to fixed asset undepreciated capital costs with no expiry, as well as pension and OPEB plans.

•	Deferred income tax liabilities of $26 million for various temporary differences.

•	A valuation allowance of $14 million, virtually all of which is related to net capital loss carryforwards with no expiry.

Other:

•	Deferred income tax assets of $35 million, mostly comprised of other foreign subsidiaries net operating loss carryforwards expiring between 2020 and 2027.

•	A valuation allowance of $35 million against the net deferred income tax assets of other foreign subsidiaries, which are not more likely than not to be realized in the future.
Judgments and uncertainties involved in the accounting estimates
At each reporting period, we assess whether it is more likely than not that the deferred income tax assets will be realized, based on the review of all available positive and negative evidence, including future reversals of existing taxable temporary differences, estimates of future taxable income, past operating results, and prudent and feasible tax planning strategies. The carrying value of our deferred income tax assets reflects our expected ability to generate sufficient future taxable income in certain tax jurisdictions to realize these deferred income tax assets.
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
Tax benefits related to uncertain tax positions are recorded when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the relevant tax authority. The amount of tax benefit recognized may differ from the amount taken or expected to be taken on a tax return. These differences represent unrecognized tax benefits and are reviewed at each reporting period based on facts, circumstances and other available evidence. We have unrecognized tax benefits of $28 million as of December 31, 2018. As income tax legislation and regulations are complex and subject to interpretation, our tax positions could be challenged by taxing authorities.
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
Long-lived assets
Description of accounts impacted by the accounting estimates
We have long-lived assets recorded in our Consolidated Balance Sheet of $1,565 million as of December 31, 2018. These long-lived assets include fixed assets, net and amortizable intangible assets, net. In 2018, we recorded depreciation and amortization of $212 million and impairment charges of $39 million associated with these long-lived assets. Depreciation and amortization and impairment charges are based on accounting estimates.
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
Our long-lived asset impairment and accelerated depreciation charges are disclosed in Note 3, “Closure Costs, Impairment and Other Related Charges,” to our Consolidated Financial Statements.
Judgments and uncertainties involved in the accounting estimates
The calculation of depreciation and amortization of long-lived assets requires us to apply judgment in selecting the remaining useful lives of the assets, which must address both physical and economic considerations. The remaining economic life of a long-lived asset is frequently shorter than its physical life. Estimates of future economic conditions for our long-lived assets and therefore, their remaining useful economic lives, require considerable judgment. The paper industry has been characterized by considerable uncertainty in business conditions.
Asset impairment for long-lived assets to be held and used is tested at the lowest asset group level having largely independent cash flows. Determining the asset groups for long-lived assets to be held and used requires management’s judgment.
Asset impairment loss calculations require us to apply judgment in estimating asset group fair values and future cash flows, including periods of operation, projections of product pricing, production levels, product costs, market supply and demand, foreign exchange rates, inflation, projected capital spending and, specifically for fixed assets acquired, assigned useful lives, functional obsolescence, asset condition and discount rates. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe would be consistent with the assumptions that a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. One key assumption, especially for our long-lived assets in Canada, is the foreign exchange rate, which was determined based on our budgeted exchange rates for 2019. The assessment of whether an asset group should be classified as held for sale requires us to apply judgment in estimating the probable timing of the sale, and in testing for impairment loss, judgment is required in estimating the net proceeds from the sale.
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

Goodwill
Description of accounts impacted by the accounting estimates
As of December 31, 2018, our Consolidated Balance Sheet did not include any goodwill, compared to $81 million as of December 31, 2017. Goodwill was assigned to our tissue segment.
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
Our goodwill impairment test for the tissue reporting unit as of November 30, 2018, concluded that the carrying value of the reporting unit exceeded its estimated fair value. As a result, we recorded a goodwill impairment charge of $81 million for the year ended December 31, 2018, representing the entire goodwill amount. This impairment charge resulted from cumulative losses of the tissue business and lower-than-expected projected cash flows, driven by operating and market-related factors.
Our goodwill impairment charges are disclosed in Note 3, “Closure Costs, Impairment and Other Related Charges,” to our Consolidated Financial Statements.
Judgments and uncertainties involved in the accounting estimates
We test goodwill for impairment at the reporting unit level. Determining which reporting units’ goodwill should be assigned to requires considerable judgment. A reporting unit is a component of an operating segment, or a combination of components of an operating segment that share similar economic characteristics. Based on our analysis of the components of our tissue segment, we concluded that all significant components of the tissue segment should be combined into a single reporting unit. Goodwill was entirely assigned to this reporting unit, which includes the net assets of our Atlas manufacturing facilities in Hialeah and Sanford, both located in Florida, as well as our Calhoun tissue facility.
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
The estimates used are consistent with our internal projections and operating plans, which we believe would be consistent with what a hypothetical marketplace participant would use. The discount rate assumption is based on the weighted-average cost of capital of comparable industry participants, adjusted to consider the risks associated with the ramp-up of the Calhoun tissue facility and underlying risk associated with meeting projected levels of revenue growth and margin.
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
We elected to bypass the optional qualitative assessment of the tissue reporting unit for our 2018 annual goodwill impairment test.
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

The actual fair value of the reporting unit could vary considerably from the estimated fair value if actual results are not consistent with the assumptions and judgments used in estimating future cash flows and the reporting unit fair value. For example, a 1% change in any one of these assumptions, assuming that all other assumptions remain constant, would have increased (decreased) the fair value of the reporting unit as of November 30, 2018, as follows:

(In millions)	1% Increase	1% Decrease
Assumption:
Sales pricing	$35	$(35)
Product costs	(21)	21
Discount rate	(10)	10
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to risks associated with fluctuations in foreign currency exchange rates, prices for the products we manufacture, commodity prices, and credit risk on accounts receivable from our customers.
Foreign Currency Exchange Risk
We compete with producers from around the world, particularly North America, Europe, and South America, in most of our product lines, with the exception of wood products and tissue, where we compete primarily with other North American producers. We sell our products mainly in transactions denominated in U.S. dollars, but we also sell in certain local currencies, including the Canadian dollar, the euro, and the pound sterling. Changes in the relative strength or weakness of these currencies, particularly the U.S. dollar, could affect international trade flows in these products. A stronger U.S. dollar might attract imports, thereby increasing product supply and possibly creating downward pressure on prices. On the other hand, a weaker U.S. dollar might encourage U.S. exports but also increase manufacturing costs in Canadian dollars.
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The actual impact of these changes depends primarily on the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues, but we cannot predict the magnitude or direction of this effect for any period, and there can be no assurance of any future effects. In 2017 and 2018, the Canadian dollar fluctuated between a low of US$0.73 in May of 2017 and a high of US$0.83 in September of 2017. Based on operating projections for 2019, if the Canadian dollar strengthens by one cent against the U.S. dollar, we expect that it will decrease our annual operating income by approximately $18 million, and vice versa.
Furthermore, certain monetary assets and liabilities, including a substantial portion of our net pension and OPEB obligations and our net deferred income tax assets, are denominated in Canadian dollars. As a result, our earnings can be subject to the potentially significant effect of foreign exchange gains or losses in respect of these Canadian dollar net monetary items. A fluctuation of the Canadian dollar against the U.S. dollar in any given period would generally cause a foreign exchange gain or loss.
Product Price Risk
Historically, economic and market shifts, fluctuations in capacity, and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for our products. In general, our products, other than tissue, are commodities that are widely available from other producers; because these products have few distinguishing qualities from producer to producer, competition is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture, and consequently our sales and profitability, reflect fluctuations in end user demand. The demand for some of our products has weakened significantly over the past decade. For example, over the 10 years ended December 31, 2018, according to industry statistics, North American newsprint demand fell by 65%. This trend, which similarly affects our specialty papers, could continue as a result of developments in non-print media, lower North American newspaper circulation, weaker paper-based advertising, grade substitution and conservation measures taken by publishers and retailers. Without change in capacity, the lower demand in relation to supply can cause downward pressure on price.
In the table below, we show the impact of a $25 change to the average transaction price per unit of our products, other than tissue, based on our operating configuration as of December 31, 2018. This presentation measures only the impact of pricing and items directly related to price, and assumes that every other factor is held constant.

PRODUCT	Unit	Projected change in annualized EBITDA ($ millions) based on $25 change in price per unit

Market pulp	$ / metric ton	29
Wood products	$ / thousand board feet	45
Newsprint	$ / metric ton	38
Specialty papers	$ / short ton	21
Commodity Price Risk
We purchase significant amounts of wood fiber, chemicals, and energy to supply our manufacturing facilities. These raw materials are market-priced commodities and as such, are subject to fluctuations in prices. Increases in the prices of these commodities will tend to reduce our reported earnings and decreases will tend to increase our reported earnings. From time to time, we may enter into contracts aimed at securing a stable source of supply for these commodities. These contracts typically require us to pay the market price at the time of purchase. Thus, under these contracts, we generally remain subject to market fluctuations in commodity prices.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Sales	$3,756	$3,513	$3,545
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	2,549	2,588	2,710
Depreciation and amortization	212	204	206
Distribution costs	475	442	440
Selling, general and administrative expenses	165	170	147
Closure costs, impairment and other related charges	121	82	62
Net gain on disposition of assets	(145)	(15)	(2)
Operating income (loss)	379	42	(18)
Interest expense	(47)	(49)	(38)
Non-operating pension and other postretirement benefit credits (costs)	50	7	(8)
Other income, net	5	6	7
Income (loss) before income taxes	387	6	(57)
Income tax provision	(152)	(84)	(19)
Net income (loss) including noncontrolling interests	235	(78)	(76)
Net income attributable to noncontrolling interests	—	(6)	(5)
Net income (loss) attributable to Resolute Forest Products Inc.	$235	$(84)	$(81)
Net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$2.57	$(0.93)	$(0.90)
Diluted	2.52	(0.93)	(0.90)
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	91.3	90.5	89.9
Diluted	93.3	90.5	89.9
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2018	2017	2016
Net income (loss) including noncontrolling interests	$235	$(78)	$(76)
Other comprehensive loss:
Unamortized prior service credits
Change in unamortized prior service credits	(25)	(15)	(17)
Income tax benefit	1	—	—
Change in unamortized prior service credits, net of tax	(24)	(15)	(17)
Unamortized actuarial losses
Change in unamortized actuarial losses	(194)	(10)	(183)
Income tax benefit	51	3	31
Change in unamortized actuarial losses, net of tax	(143)	(7)	(152)
Foreign currency translation	(1)	(3)	1
Other comprehensive loss, net of tax	(168)	(25)	(168)
Comprehensive income (loss) including noncontrolling interests	67	(103)	(244)
Comprehensive income attributable to noncontrolling interests	—	(6)	(5)
Comprehensive income (loss) attributable to Resolute Forest Products Inc.	$67	$(109)	$(249)
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amount)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$304	$6
Accounts receivable, net:
Trade	347	399
Other	102	80
Inventories, net	508	526
Other current assets	43	33
Total current assets	1,304	1,044
Fixed assets, net	1,515	1,716
Amortizable intangible assets, net	50	65
Goodwill	—	81
Deferred income tax assets	876	1,076
Other assets	190	165
Total assets	$3,935	$4,147
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$427	$420
Current portion of long-term debt	223	1
Total current liabilities	650	421
Long-term debt, net of current portion	422	788
Pension and other postretirement benefit obligations	1,257	1,257
Deferred income tax liabilities	—	13
Other liabilities	71	68
Total liabilities	2,400	2,547
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 118.8 shares issued and 90.8 shares outstanding as of December 31, 2018; 118.2 shares issued and 90.2 shares outstanding as of December 31, 2017	—	—
Additional paid-in capital	3,802	3,793
Deficit	(1,198)	(1,294)
Accumulated other comprehensive loss	(950)	(780)
Treasury stock at cost, 28.0 shares as of December 31, 2018 and 2017	(120)	(120)
Total Resolute Forest Products Inc. shareholders’ equity	1,534	1,599
Noncontrolling interests	1	1
Total equity	1,535	1,600
Total liabilities and equity	$3,935	$4,147
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2015	$—	$3,765	$(1,126)	$(587)	$(120)	$13	$1,945
Share-based compensation, net of withholding taxes	—	10	—	—	—	—	10
Net (loss) income	—	—	(81)	—	—	5	(76)
Stock unit awards vested (0.3 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(168)	—	—	(168)
Balance as of December 31, 2016	—	3,775	(1,207)	(755)	(120)	18	1,711
Share-based compensation, net of withholding taxes	—	10	—	—	—	—	10
Net (loss) income	—	—	(84)	—	—	6	(78)
Acquisition of noncontrolling interest (Note 1)	—	8	—	—	—	(23)	(15)
Cumulative-effect adjustment upon deferred tax charge elimination (Note 13)	—	—	(3)	—	—	—	(3)
Stock unit awards vested (0.4 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(25)	—	—	(25)
Balance as of December 31, 2017	—	3,793	(1,294)	(780)	(120)	1	1,600
Share-based compensation, net of withholding taxes	—	6	—	—	—	—	6
Net income	—	—	235	—	—	—	235
Special dividend	—	3	(141)	—	—	—	(138)
Reclassification of stranded income tax (Note 2)	—	—	2	(2)	—	—	—
Stock unit awards vested (0.6 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(168)	—	—	(168)
Balance as of December 31, 2018	$—	$3,802	$(1,198)	$(950)	$(120)	$1	$1,535
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$235	$(78)	$(76)
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	12	15	11
Depreciation and amortization	212	204	206
Closure costs, impairment and other related charges	120	66	59
(Reversal of) inventory write-downs related to closures	(1)	24	7
Deferred income taxes	164	80	14
Net pension contributions and other postretirement benefit payments	(144)	(109)	(125)
Net gain on disposition of assets	(145)	(15)	(2)
Loss (gain) on translation of foreign currency denominated deferred income taxes	75	(71)	(28)
(Gain) loss on translation of foreign currency denominated pension and other postretirement benefit obligations	(63)	58	27
Gain on disposition of equity method investment	—	—	(5)
Net planned major maintenance (payments) amortization	(20)	3	(3)
Changes in working capital:
Accounts receivable	(19)	(37)	26
Inventories	(46)	23	(37)
Other current assets	1	1	7
Accounts payable and accrued liabilities	38	(17)	(3)
Other, net	16	11	3
Net cash provided by operating activities	435	158	81
Cash flows from investing activities:
Cash invested in fixed assets	(155)	(164)	(249)
Acquisition of a sawmill in Senneterre (Quebec)	—	—	(6)
Disposition of assets	336	21	5
Decrease (increase) in countervailing duty cash deposits on supercalendered paper, net	48	(22)	(23)
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	(77)	(26)	—
Increase in countervailing duty cash deposits on uncoated groundwood paper	(6)	—	—
Net cash provided by (used in) investing activities	146	(191)	(273)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facilities	(144)	19	125
Payment of special dividend	(136)	—	—
Acquisition of noncontrolling interest in Donohue Malbaie Inc.	—	(15)	—
Issuance of long-term debt	—	—	46
Payments of debt	—	(1)	(1)
Payments of financing and credit facility fees	(1)	—	(1)
Net cash (used in) provided by financing activities	(281)	3	169
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(4)	6	1
Net increase (decrease) in cash and cash equivalents, and restricted cash	296	(24)	(22)
Cash and cash equivalents, and restricted cash:
Beginning of year	49	73	95
End of year	$345	$49	$73
Cash and cash equivalents, and restricted cash at year end:
Cash and cash equivalents	$304	$6	$35
Restricted cash (included in “Other current assets” and “Other assets”)	41	43	38
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest, including capitalized interest of $1, $1 and $7 in 2018, 2017 and 2016, respectively	$40	$47	$40
Income taxes	(1)	7	3
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation
Nature of operations
Resolute Forest Products Inc. (with its subsidiaries, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “we,” “our,” “us,” “Parent,” or the “Company”) is incorporated in Delaware. We are a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, newsprint and specialty papers, which are marketed in close to 70 countries. We own or operate some 40 facilities, as well as power generation assets, in the United States and Canada.
Financial statements
We have prepared our consolidated financial statements and the accompanying notes (or the “Consolidated Financial Statements”) in accordance with U.S. generally accepted accounting principles (or “GAAP”). All amounts are expressed in U.S. dollars, unless otherwise indicated. Certain prior period amounts in our Consolidated Statements of Operations, Consolidated Statements of Cash Flows, and footnotes have been reclassified to conform to the 2018 presentation.
Consolidation
Our Consolidated Financial Statements include the accounts of Resolute Forest Products Inc. and its controlled subsidiaries. All transactions and balances between these companies have been eliminated. All consolidated subsidiaries are wholly-owned as of December 31, 2018, with the exception of the following:

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
Note 2. Summary of Significant Accounting Policies
Use of estimates
In preparing our Consolidated Financial Statements in accordance with GAAP, management is required to make accounting estimates based on assumptions, judgments, and projections of future results of operations and cash flows. These estimates and assumptions affect the reported amounts of revenues and expenses during the periods presented, the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements. The most critical estimates relate to the assumptions underlying the benefit obligations of our pension and other postretirement benefit (or “OPEB”) plans, the recoverability of deferred income tax assets, and the carrying values of our long-lived assets and goodwill. Estimates, assumptions, and judgments are based on a number of factors, including historical experience, recent events, existing conditions, internal budgets and forecasts, projections obtained from industry research firms, and other data that management believes are reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Cash and cash equivalents, and restricted cash
Cash and cash equivalents generally consist of direct obligations of the U.S. and Canadian governments and their agencies, demand deposits, and other short-term, highly liquid securities with a maturity of three months or less from the date of purchase. Restricted cash consists primarily of deposits held as collateral for letters of credit.
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
Amortizable intangible assets
Amortizable intangible assets are stated at acquisition cost less accumulated amortization and impairment. Amortization is provided on a straight-line basis over the estimated useful lives of the assets.
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
Income taxes
We use the asset and liability approach in accounting for income taxes. Under this approach, deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the carrying amounts in our Consolidated Financial Statements of existing assets and liabilities and their respective tax bases. This approach also requires the recording of deferred income tax assets related to operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates applicable when temporary differences and carryforwards are expected to be recovered or settled. We have not provided for the additional U.S. and foreign income taxes that could become payable upon remittance of undistributed earnings of our foreign subsidiaries, as we have specific plans for the reinvestment of such earnings.
Valuation allowances are recognized to reduce deferred income tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, we consider all available positive and negative evidence, including future

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

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
The Tax Cuts and Jobs Act (or “TCJA”) of 2017 introduced the global intangible low-taxed income (or “GILTI”) regime, which required accounting policy elections to be made during the 12-month measurement period following the enactment of the TCJA. Accordingly, we have elected to account for GILTI as a period cost, if and when incurred, and to apply the tax law ordering approach to assess the impact of GILTI on the realizability of net operating loss carryforwards. For more information, see Note 13, “Income Taxes.”
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
Pension and OPEB plans
For each defined benefit pension and OPEB plan, a liability is recognized for a plan’s under-funded status, net of the fair value of plan assets, and an asset is recognized for a plan’s over-funded status, net of the plan’s obligations. Changes in the funding status that have not been recognized in our net periodic benefit cost are reflected as an adjustment to our “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. We recognize net periodic benefit cost or credit as employees render the services necessary to earn the pension and OPEB. The service cost component of net periodic pension and OPEB cost or credit is recorded in operating expenses (together with other employee compensation costs arising during the period). The other components of the net periodic pension and OPEB cost or credit (or “non-operating pension and OPEB costs”) are reported separately outside any subtotal of operating income (loss). Amounts we contribute to our defined contribution plans are expensed as incurred.
Fair value measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, and is based on any principal market for the specific asset or liability. We consider the risk of non-performance of the obligor, which in some cases reflects our own credit risk, in determining fair value. We categorize assets and liabilities measured at fair value (other than those measured at net asset value, or “NAV,” per share, or its equivalent) into one of three different levels depending on the observability of the inputs employed in the measurement. This fair value hierarchy is as follows:

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Share-based compensation
We recognize the cost of our share-based compensation over the requisite service period using the straight-line attribution approach, based on the grant date fair value for equity-based awards, and based on the fair value at the end of each reporting period for liability-based awards. The requisite service period is reduced for those employees who are retirement eligible at the date of the grant or who will become retirement eligible during the vesting period and who will be entitled to continue vesting in their entire award upon retirement.
Our stock incentive awards (as defined in Note 16, “Share-Based Compensation”) may be subject to market, performance and/or service conditions. For equity-based awards, the fair value of stock options is determined using a Black-Scholes option pricing formula, and the fair value of restricted stock units (or “RSUs”), deferred stock units (or “DSUs”) and performance stock units (or “PSUs”) is determined based on the market price of a share of our common stock on the grant date. Liability-based awards, consisting of RSUs, DSUs, and PSUs, are initially measured based on the market price of a share of our common stock on the grant date and remeasured at the end of each reporting period, until settlement. Certain PSUs have a market condition considered in the determination of the fair value of the award, such that the ultimate number of units that vest will be determined in part by total shareholder relative to a group of peer companies. The fair value of those PSUs is determined using a Monte Carlo simulation model.
We estimate forfeitures of stock incentive awards and performance adjustments for our PSUs based on historical experience and forecasts, and recognize compensation cost only for those awards expected to vest. Estimated forfeitures and performance adjustments are updated to reflect new information or actual experience, as it becomes available.
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
Sales of our other products (green power produced from renewable sources and wood-related products) are recognized when the products are delivered and are included in “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations.
Distribution costs
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

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
Net income (loss) per share
We calculate basic net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders by dividing our net income (loss) by the basic weighted-average number of outstanding common shares. We calculate diluted net income per share attributable to Resolute Forest Products Inc. common shareholders by dividing our net income by the basic weighted-average number of outstanding common shares, as adjusted for dilutive potential common shares using the treasury-stock method. Potentially dilutive common shares consist of outstanding stock options, RSUs, DSUs and PSUs. To calculate diluted net loss per share attributable to Resolute Forest Products Inc. common shareholders, no adjustments to our basic weighted-average number of outstanding common shares are made, since the impact of potentially dilutive common shares would be antidilutive.
New accounting pronouncements adopted in 2018
ASU 2014-09 “Revenue from Contracts from Customers”
Effective January 1, 2018, we adopted Accounting Standards Update (or “ASU”) 2014-09, “Revenue from Contracts from Customers,” issued by the Financial Accounting Standards Board (or the “FASB”), and the series of related accounting standard updates that followed (collectively, “Topic 606”). We utilized the modified retrospective method, which required the application of Topic 606 to: (i) all new revenue contracts entered into after January 1, 2018; and (ii) all existing revenue contracts as of January 1, 2018. The adoption of Topic 606 had no impact on our revenues, results of operations, or financial position.
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
ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments”
In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This update is effective retrospectively for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this ASU and all amendments to the guidance on January 1, 2018. The adoption of this accounting guidance did not impact the presentation of our cash flows.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Derecognition of Nonfinancial Assets” and adds guidance for partial sales of nonfinancial assets. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this ASU on January 1, 2018. The adoption of this accounting guidance did not impact our results of operations, financial position or cash flows.
ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires employers that present a measure of operating income in their statements of earnings to disaggregate and present only the service cost component of net periodic pension and OPEB cost in operating expenses (together with other employee compensation costs arising during the period). Non-operating pension and OPEB costs are reported separately outside any subtotal of operating income. This update is effective retrospectively for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this ASU on January 1, 2018.
The effect of this ASU on our Consolidated Statements of Operations for the year ended December 31, 2018, was as follows:

(In millions)	Before Accounting Standards Update	Effect of Change	As Reported
Cost of sales, excluding depreciation, amortization and distribution costs	$2,497	$52	$2,549
Selling, general and administrative expenses	167	(2)	165
Operating income	429	(50)	379
Non-operating pension and other postretirement benefit credits	—	50	50
The effect of this ASU on our Consolidated Statements of Operations for the year ended December 31, 2017, was as follows:

(In millions)	As Previously Reported	Effect of change	As Adjusted
Cost of sales, excluding depreciation, amortization and distribution costs	$2,574	$14	$2,588
Selling, general and administrative expenses	172	(2)	170
Closure costs, impairment and other related charges	87	(5)	82
Operating income	49	(7)	42
Non-operating pension and other postretirement benefit credits	—	7	7
The effect of this ASU on our Consolidated Statements of Operations for the year ended December 31, 2016, was as follows:

(In millions)	As Previously Reported	Effect of change	As Adjusted
Cost of sales, excluding depreciation, amortization and distribution costs	$2,716	$(6)	$2,710
Selling, general and administrative expenses	149	(2)	147
Operating loss	(26)	8	(18)
Non-operating pension and other postretirement benefit costs	—	(8)	(8)
ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”
In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, allowing an election to reclassify from accumulated other comprehensive income to retained earnings stranded income tax effects resulting from the TCJA. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and should be applied either in the period of adoption or retrospectively to each period in which the effect of the TCJA is recognized. As early adoption is permitted in a period for which financial

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

statements have not yet been issued, we adopted this ASU in 2018, and elected to reclassify the income tax effects, resulting in a $2 million decrease to “Deficit” and a corresponding increase to “Accumulated other comprehensive loss” in our Consolidated Balance Sheet as of December 31, 2018.
Accounting pronouncements not yet adopted as of December 31, 2018
ASU 2016-02 “Leases”
In February 2016, the FASB issued ASU 2016-02, “Leases,” amended in July by ASU 2018-10, “Codification Improvements to Topic 842, Leases,” ASU 2018-11, “Targeted Improvements,” and ASU 2018-20, “Narrow-Scope Improvements for Lessors,” which requires lessees to recognize leases on the balance sheet while continuing to recognize expenses in the income statement in a manner similar to current accounting standards. For lessors, the new standard modifies the classification criteria and the accounting for sales-type and direct financing leases. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing, and uncertainty of cash flows arising from leases.
This ASU may either be adopted on a modified retrospective approach at the beginning of the earliest comparative period, or through a cumulative-effect adjustment at the adoption date. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted these standards on January 1, 2019, through a cumulative-effect adjustment, resulting in an increase in total assets and total liabilities of approximately $65 million and no cumulative-effect adjustment to “Deficit” in our Consolidated Balance Sheet as of that date.
On adoption, we elected to apply the package of practical expedients that allows us not to reassess whether expired or existing contracts contain leases, the classification of these leases and whether previously capitalized initial direct costs would qualify for capitalization under Accounting Standards Codification (or “ASC”) 842. Furthermore, we elected to use hindsight in determining the lease term and assessing impairment of the right-of-use assets.
We are in the process of identifying and implementing appropriate changes in processes and internal controls to support the recognition of leases and disclosure under the new standard.
ASU 2016-13 “Measurement of Credit Losses on Financial Instruments”
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” amended in November by ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” which introduces the current expected credit losses model in the estimation of credit losses on financial instruments. This update is effective retrospectively for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption being permitted for fiscal years beginning after December 15, 2018. We plan to adopt this ASU on January 1, 2020. We are still evaluating the impact of this accounting guidance on our results of operations and financial position as implementation of this project is at the assessment stage.
ASU 2018-14 “Changes to the Disclosure Requirements for Defined Benefit Plans”
In August 2018, the FASB issued ASU 2018-14, “Changes to the Disclosure Requirements for Defined Benefit Plans,” which intends to add, remove, and clarify disclosure requirements related to defined benefit pension and OPEB plans. This update is effective for fiscal years ending after December 15, 2020, with early adoption being permitted. We are still evaluating the impact of this standard on our consolidated financial statements.
ASU 2018-15 “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”
In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption being permitted as of the beginning of an interim or annual reporting period. We are still evaluating the impact of this standard on our consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 3. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges were $121 million for the year ended December 31, 2018, including $120 million of impairment charges related to the assets from the 2015 acquisition of Atlas Paper Holdings Inc. and its subsidiaries (or “Atlas”).
Goodwill impairment charge
Following our 2018 annual impairment test of goodwill, we determined that the carrying value of the tissue reporting unit exceeded its estimated fair value. As a result, we recorded a goodwill impairment charge of $81 million for the year ended December 31, 2018, representing the entire goodwill amount. This impairment charge resulted from cumulative losses of the tissue business and lower-than-expected projected cash flows, driven by operating and market-related factors. The fair value of the reporting unit was determined based on the present value of estimated future cash flows.
Long-lived assets impairment charges
As a result of the deterioration of estimated future cash flows of Atlas, we recorded for the year ended December 31, 2018, fixed assets impairment charges of $29 million and intangible assets impairment charges of $10 million to reduce the carrying value of these assets to their estimated fair value. The fair value of fixed assets was estimated using the market approach, by reference to estimated selling prices for similar assets, less costs to sell. The fair value of intangible assets was estimated using the income approach. Projected discounted cash flows utilized under the income approach included estimates regarding future revenues and expenses attributable to Atlas, projected capital expenditures and a discount rate of 12%. These fair value measurements are considered Level 3 measurements due to the significance of their unobservable inputs.
Closure costs, impairment and other related charges for the year ended December 31, 2017, were comprised of the following:

(In millions)	Impairment of Assets	Accelerated Depreciation	Severance and Other Costs	Total
Pulp mill at Coosa Pines (Alabama) (1)	$55	$—	$—	$55
Permanent closures
Paper machine at Catawba (South Carolina)	5	—	4	9
Paper machines at Calhoun (Tennessee)	—	6	2	8
Paper mill at Mokpo (South Korea)	—	—	7	7
Other	—	—	3	3
	$60	$6	$16	$82

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

Closure costs, impairment and other related charges for the year ended December 31, 2016, were comprised of the following:

(In millions)	Impairment of Assets	Accelerated Depreciation	Severance and Other Costs	Total
Paper mill at Mokpo (1)	$13	$—	$—	$13
Permanent closure
Paper machine at Augusta (Georgia)	—	32	4	36
Other	9	3	1	13
	$22	$35	$5	$62

(1)
Due to declining market conditions and rising recycled fiber prices, we recorded long-lived asset impairment charges of $13 million for the year ended December 31, 2016, to reduce the carrying value of the assets to fair value.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Management estimated fair value using the market approach, by reference to transactions on comparable assets adjusted for additional risks and uncertainties associated with the deteriorating market environment, as well as increased competition in Asia. The fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs. In 2017, we announced the permanent closure of the Mokpo paper mill effective March 9, 2017.
Note 4. Net Gain on Disposition of Assets
During 2018, we recorded a net gain on disposition of assets of $145 million, which included: the sale of the paper and pulp mill at Catawba for total cash consideration of $280 million (subject to final working capital adjustments), resulting in a net gain of $101 million; and the sale of the recycled bleached kraft pulp mill at Fairmont (West Virginia) for total cash consideration of $62 million, resulting in a net gain of $40 million.
During 2017, we recorded a net gain on disposition of assets of $15 million, which included the sale of the assets of the permanently closed Mokpo paper mill for total consideration of $18 million, resulting in a net gain of $13 million.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 5. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the year ended December 31, 2018, was as follows:

(In millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2017	$52	$(826)	$(6)	$(780)
Other comprehensive loss before reclassifications	(5)	(162)	(1)	(168)
Amounts reclassified from accumulated other comprehensive loss (1)	(19)	19	—	—
Net current period other comprehensive loss	(24)	(143)	(1)	(168)
Reclassification of stranded income tax (Note 2)	—	(2)	—	(2)
Balance as of December 31, 2018	$28	$(971)	$(7)	$(950)

(1)	See the table below for details about these reclassifications.
The reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2018, were comprised of the following:

(In millions)	Amounts Reclassified From Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(15)	Non-operating pension and other postretirement benefit credits (costs) (1)
Curtailment gain	(5)	Net gain on disposition of assets (1)
	1	Income tax provision
	$(19)	Net of tax
Unamortized Actuarial Losses
Amortization of actuarial losses	$33	Non-operating pension and other postretirement benefit credits (costs) (1)
Curtailment gain	(8)	Net gain on disposition of assets (1)
Settlement loss	2	Net gain on disposition of assets (1)
Settlement loss	1	Non-operating pension and other postretirement benefit credits (costs) (1)
	(9)	Income tax provision
	$19	Net of tax
Total Reclassifications	$—	Net of tax

(1)	These items are included in the computation of net periodic benefit cost related to our pension and OPEB plans summarized in Note 12, “Pension and Other Postretirement Benefit Plans.”

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 6. Net Income (Loss) Per Share
The reconciliation of the basic and diluted net income (loss) per share for the years ended December 31, 2018, 2017 and 2016, was as follows:

(In millions)	2018	2017	2016
Numerator:
Net income (loss) attributable to Resolute Forest Products Inc.	$235	$(84)	$(81)
Denominator:
Basic weighted-average number of Resolute Forest Products Inc. common shares outstanding	91.3	90.5	89.9
Dilutive impact of nonvested stock incentive awards	2.0	—	—
Diluted weighted-average number of Resolute Forest Products Inc. common shares outstanding	93.3	90.5	89.9
Net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$2.57	$(0.93)	$(0.90)
Diluted	2.52	(0.93)	(0.90)
The weighted-average number of outstanding stock options and nonvested equity-classified RSUs, DSUs and PSUs (collectively, “stock unit awards”) that were excluded from the calculation of diluted net income (loss) per share, as their impact would have been antidilutive, for the years ended December 31, 2018, 2017 and 2016, was as follows:

(In millions)	2018	2017	2016
Stock options	1.2	1.4	1.4
Stock unit awards	—	4.1	2.6
Note 7. Inventories, Net
Inventories, net as of December 31, 2018 and 2017, were comprised of the following:

(In millions)	2018	2017
Raw materials	$106	$108
Work in process	39	38
Finished goods	180	175
Mill stores and other supplies	183	205
	$508	$526
In 2017, we recorded charges of $24 million for write-downs of mill stores and other supplies, primarily related to the permanent closure of two paper machines at Calhoun, a paper machine at the Catawba paper mill, and the Mokpo paper mill. In 2016, we recorded charges of $7 million for write-downs of mill stores and other supplies, primarily as a result of the permanent closure of a newsprint machine at our Augusta mill. These charges were included in “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 8. Fixed Assets, Net
Fixed assets, net as of December 31, 2018 and 2017, were comprised of the following:

(Dollars in millions)	Estimated Useful Lives (Years)	2018	2017
Land and land improvements	5 – 20	$51	$56
Buildings	10 – 40	305	298
Machinery and equipment (1)	2 – 25	2,185	2,544
Hydroelectric power plants	10 – 40	297	292
Timberlands and timberlands improvements	10 – 20	113	110
Construction in progress		62	30
		3,013	3,330
Less: Accumulated depreciation		(1,498)	(1,614)
		$1,515	$1,716
(1)Internal-use software included in fixed assets, net as of December 31, 2018 and 2017, was as follows:

(In millions)	2018	2017
Machinery and equipment	$114	$111
Less: Accumulated depreciation	(59)	(42)
	$55	$69
Depreciation expense related to internal-use software is estimated to be $17 million in 2019, $13 million from 2020 to 2021, $8 million in 2022, and $3 million in 2023.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 9. Amortizable Intangible Assets, Net
Amortizable intangible assets, net as of December 31, 2018 and 2017, were comprised of the following:

		2018			2017
(Dollars in millions)	Estimated Useful Lives (Years)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Water rights (1)	10 – 40	$19	$7	$12	$19	$5	$14
Energy contracts	15 – 25	52	16	36	52	14	38
Customer relationships (2)	10	2	1	1	14	2	12
Other		1	—	1	1	—	1
		$74	$24	$50	$86	$21	$65

(1)
In order to operate our hydroelectric generation and transmission network, we draw water from various rivers in Quebec. For some of our facilities, the use of such government-owned waters is governed by water power agreements with the province of Quebec, which set out the terms, conditions, and fees (as applicable). Terms of these agreements typically range from 10 to 25 years and are generally renewable, under certain conditions. In some cases, the agreements are contingent on the continued operation of the related paper mills and a minimum level of capital spending in the region. For our other facilities, the right to generate hydroelectricity stems from our ownership of the riverbed on which these facilities are located.

(2)
As a result of the deterioration of estimated future cash flows of Atlas, we recorded intangible assets impairment charges of $10 million for the year ended December 31, 2018. See Note 3, “Closure Costs, Impairment and Other Related Charges” for more information.

Amortization expense related to amortizable intangible assets was $5 million for the years ended December 31, 2018 and 2017, respectively, and $4 million for the year ended December 31, 2016. Amortization expense related to amortizable intangible assets is estimated to be $4 million for each of the next three years and $3 million in 2022 and 2023.
Note 10. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of December 31, 2018 and 2017, were comprised of the following:

(In millions)	2018	2017
Trade accounts payable	$299	$306
Payroll, bonuses and severance payable	63	55
Accrued interest	5	5
Pension and other postretirement benefit obligations	17	18
Income and other taxes payable	4	10
Deposits	20	3
Environmental liabilities	2	2
Other	17	21
	$427	$420

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 11. Long-Term Debt
Overview
Long-term debt, including current portion, as of December 31, 2018 and 2017, was comprised of the following:

(In millions)	2018	2017
5.875% senior unsecured notes due 2023:
Principal amount	$600	$600
Deferred financing costs	(5)	(5)
Unamortized discount	(3)	(3)
Total senior unsecured notes due 2023	592	592
Term loan due 2025	46	46
Borrowings under revolving credit facilities	—	144
Capital lease obligation	7	7
Total debt	645	789
Less: Current portion of 5.875% senior unsecured notes due 2023	(222)	—
Less: Current portion of capital lease obligation	(1)	(1)
Long-term debt, net of current portion	$422	$788
Debt instruments
2023 Notes
We issued $600 million in aggregate principal amount of 5.875% senior unsecured notes due 2023 (or the “2023 Notes”) on May 8, 2013, pursuant to an indenture as of that date (the “indenture”). Upon their issuance, the notes were recorded at their fair value of $594 million, which reflected a discount of $6 million that is amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes, resulting in an effective interest rate of 6%. Interest on the notes is payable semi-annually beginning November 15, 2013, until their maturity date of May 15, 2023. In connection with the issuance of the notes, we incurred financing costs of $9 million, which were deferred and recorded as a reduction of the notes. These deferred financing costs are amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes. On May 27, 2014, the 2023 Notes and related guarantees were registered under the Securities Act of 1933 (as amended, the “Securities Act”).
On January 3, 2019 (the “closing date”), we repurchased $225 million in aggregate principal amount of the 2023 Notes, pursuant to a notes purchase agreement entered into on December 21, 2018, with certain noteholders, at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the closing date. The aggregate principal amount and related deferred financing costs and unamortized discount were included in “Current portion of long-term debt” in our Consolidated Balance Sheet as of December 31, 2018. As a result of the repurchase, we will record a net loss on extinguishment of debt of $3 million in “Other income, net” in our Consolidated Statements of Operations in the first quarter of 2019.
The 2023 Notes are guaranteed by all of our existing and subsequently acquired or organized direct or indirect wholly-owned U.S. subsidiaries that guarantee the ABL Credit Facility (as defined and discussed below). The notes are unsecured and effectively junior to indebtedness under both the ABL Credit Facility and the Senior Secured Credit Facility (as defined and discussed below), and to future secured indebtedness. In addition, the notes are structurally subordinated to all existing and future liabilities of our subsidiaries that do not guarantee the notes.
The terms of the indenture impose certain restrictions, subject to a number of exceptions and qualifications, including limits on our ability to: incur, assume or guarantee additional indebtedness; issue redeemable stock and preferred stock; pay dividends or make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase certain debt; make loans and investments; incur liens; restrict dividends, loans or transfer assets from our subsidiaries; sell or otherwise dispose of assets, including capital stock of subsidiaries; consolidate or merge with or into, or sell substantially all of our assets to, another person; enter into transactions with affiliates; and enter into new lines of business.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

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
The fair value of the 2023 Notes (Level 1) was $598 million and $622 million as of December 31, 2018 and 2017, respectively.
Senior Secured Credit Facility
On September 7, 2016, we entered into a senior secured credit facility (or the “Senior Secured Credit Facility”) for up to $185 million. The Senior Secured Credit Facility provides a term loan of $46 million with a maturity date of September 7, 2025 (the “Term Loan”), a revolving credit facility of up to $139 million with a maturity date of September 7, 2022 (the “Revolving Credit Facility”), and also provides an uncommitted option to increase the Senior Secured Credit Facility by up to $175 million, subject to certain terms and conditions.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

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
As of December 31, 2018, we had $139 million of availability under the Revolving Credit Facility, which was undrawn. The fair values of the Term Loan and Revolving Credit Facility (Level 2) approximated their carrying values as of both December 31, 2018 and 2017.
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
The aggregate lender commitment under the facility includes a $60 million swingline sub-facility and a $200 million letter of credit sub-facility, and we may convert up to $50 million of the commitments under the facility to a first-in last-out facility (or “FILO Facility”), subject to the consent of each converting lender. The ABL Credit Facility also provides for an uncommitted ability to increase the revolving credit facility by up to $500 million, subject to certain terms and conditions set forth in the agreement.
Revolving loan (and letter of credit) availability under the credit agreement is subject to a borrowing base, which at any time is equal to the sum of (i) 85% of eligible accounts receivable (or 90% with respect to certain insured or letter of credit backed accounts or with accounts owed by investment grade obligors), plus (ii) the lesser of (A) 70% of the lesser of the cost or market value of eligible inventory or (B) 85% of the net orderly liquidation value of eligible inventory, plus (iii) 100% of the value of eligible cash and 95% of the value of permitted investments held in deposit accounts controlled solely by the administrative and collateral agent (or the “agent”). The FILO Facility will be subject to a borrowing base, which at any time will be equal to (i) 5% of the eligible accounts receivable, plus (ii) 10% of the appraised net orderly value of the eligible inventory (subject to reduction to 5% over the term of the facility). Each borrowing base described above is subject to customary reserves and eligibility criteria, in the exercise of the agent’s reasonable discretion.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

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
As of December 31, 2018, we had $378 million of availability under the ABL Credit Facility, which was undrawn except for $53 million of ordinary course letters of credit outstanding. The fair value of the ABL Credit Facility (Level 2) approximated its carrying value as of both December 31, 2018 and 2017.
Capital lease obligation
We have a capital lease obligation for a warehouse with a maturity date of December 1, 2027, which can be renewed for 20 years at our option. Minimum monthly payments are determined by an escalatory price clause.
Assets pledged as collateral
The carrying value of assets pledged as collateral for our total debt obligations was $1,675 million as of December 31, 2018.
Note 12. Pension and Other Postretirement Benefit Plans
We have a number of defined contribution plans covering a portion of our U.S. and Canadian employees. Under the U.S. qualified defined contribution plan, employees are allowed to make contributions that we match, and most employees also receive an automatic company contribution, regardless of the employee’s contribution. The amount of the automatic company contribution, in most instances, is a percentage of the employee’s pay, determined based on age and years of service. The Canadian registered defined contribution plans provide for mandatory contributions by employees and by us, as well as opportunities for employees to make additional optional contributions and receive, in some cases, matching contributions on those optional amounts. Our expense for the defined contribution plans totaled $20 million in 2018, and $21 million in both 2017 and 2016.
We also have multiple contributory and non-contributory defined benefit pension plans covering a portion of our U.S. and Canadian employees. Benefits are based on years of service and, depending on the plan, average compensation earned by employees either during their last years of employment or over their careers. Our plan assets and cash contributions to the plans have been sufficient to provide pension benefits to participants and meet the funding requirements of the Employee Retirement Income Security Act of 1974 in the United States as well as applicable legislation in Canada. We also sponsor a number of OPEB plans (e.g., health care and life insurance plans) for retirees at certain locations.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The changes in our pension and OPEB obligations and plan assets for the years ended December 31, 2018 and 2017, and the funded status and reconciliation of amounts recognized in our Consolidated Balance Sheets as of December 31, 2018 and 2017, were as follows:

	Pension Plans		OPEB Plans
(In millions)	2018	2017	2018	2017
Change in benefit obligations:
Benefit obligations as of beginning of year	$5,474	$5,196	$172	$172
Service cost	19	19	1	1
Interest cost	189	199	6	7
Actuarial (gain) loss	(102)	156	(7)	(7)
Participant contributions	7	7	2	2
Plan amendment	—	—	5	(1)
Special termination benefits	—	5	—	—
Curtailments	—	1	—	4
Settlements	(25)	(29)	—	—
Divestiture	(84)	—	(8)	—
Benefits paid	(367)	(365)	(15)	(13)
Effect of foreign currency exchange rate changes	(337)	285	(8)	7
Benefit obligations as of end of year	4,774	5,474	148	172
Change in plan assets:
Fair value of plan assets as of beginning of year	4,377	4,073	—	—
Actual return on plan assets	(101)	346	—	—
Employer contributions	101	111	13	11
Participant contributions	7	7	2	2
Settlements	(25)	(29)	—	—
Divestiture	(58)	—	—	—
Benefits paid	(367)	(365)	(15)	(13)
Effect of foreign currency exchange rate changes	(282)	234	—	—
Fair value of plan assets as of end of year	3,652	4,377	—	—
Funded status as of end of year	$(1,122)	$(1,097)	$(148)	$(172)
Amounts recognized in our Consolidated Balance Sheets consisted of:
Other assets	$4	$6	$—	$—
Accounts payable and accrued liabilities	(3)	(3)	(14)	(15)
Pension and OPEB obligations	(1,123)	(1,100)	(134)	(157)
Net obligations recognized	$(1,122)	$(1,097)	$(148)	$(172)
The total benefit obligations and the total fair value of plan assets for pension plans with benefit obligations in excess of plan assets were $4,548 million and $3,422 million, respectively, as of December 31, 2018, and were $5,213 million and $4,110 million, respectively, as of December 31, 2017. The total accumulated benefit obligations and the total fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $4,510 million and $3,422 million, respectively, as of December 31, 2018, and were $5,163 million and $4,110 million, respectively, as of December 31, 2017. The total accumulated benefit obligations for all pension plans were $4,735 million and $5,421 million as of December 31, 2018 and 2017, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Components of net periodic benefit cost
The components of net periodic benefit cost relating to our pension and OPEB plans for the years ended December 31, 2018, 2017 and 2016, were as follows:

	Pension Plans			OPEB Plans
(In millions)	2018	2017	2016	2018	2017	2016
Interest cost	$189	$199	$215	$6	$7	$7
Expected return on plan assets	(264)	(254)	(247)	—	—	—
Amortization of prior service credits	(1)	(1)	(1)	(14)	(14)	(15)
Amortization of actuarial losses (gains)	38	55	54	(5)	(5)	(5)
Non-operating (credits) costs	(38)	(1)	21	(13)	(12)	(13)
Service cost	19	19	20	1	1	1
Net periodic benefit (credits) costs before special events	(19)	18	41	(12)	(11)	(12)
Curtailments, settlements and other losses (gains)	3	7	—	(13)	(1)	—
	$(16)	$25	$41	$(25)	$(12)	$(12)
The prior service credits and the actuarial gains and losses are amortized to “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations, over the expected average remaining service lifetime or the average future lifetime, as applicable, of the respective plans. We estimate that $28 million of actuarial losses and $11 million of prior service credits will be amortized from accumulated other comprehensive loss into our Consolidated Statements of Operations in 2019.
Assumptions used to determine benefit obligations and net periodic benefit cost
The weighted-average assumptions used to determine the benefit obligations at the measurement dates and the net periodic benefit cost for the years ended December 31, 2018, 2017 and 2016, were as follows:

	Pension Plans			OPEB Plans
	2018	2017	2016	2018	2017	2016
Benefit obligations:
Discount rate	3.8%	3.6%	3.8%	3.9%	3.6%	3.9%
Rate of compensation increase	2.1%	2.1%	2.5%
Net periodic benefit cost:
Discount rate	3.6%	3.8%	4.2%	3.6%	3.9%	4.4%
Expected return on assets	6.5%	6.3%	6.2%
Rate of compensation increase	2.1%	2.5%	2.5%
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The assumed health care cost trend rates used to determine the benefit obligations for our domestic and foreign OPEB plans as of December 31, 2018 and 2017, were as follows:

	2018		2017
	Domestic Plan	Foreign Plans	Domestic Plan	Foreign Plans
Health care cost trend rate assumed for next year	7.2%	4.8%	7.2%	4.8%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2031	2031	2030	2028
For the health care cost trend rates, we considered historical trends for these costs, actual experience of the plans, recently enacted health care legislation as well as future expectations.
Variations of the health care cost trend rate can have a significant effect on the amounts reported. A 1% change in this assumption would have had the following impact on our 2018 OPEB obligation and costs for our domestic and foreign plans:

	1% Increase				1% Decrease
(In millions, except percentages)	Domestic Plan		Foreign Plans		Domestic Plan		Foreign Plans
OPEB obligation	$2	4%	$5	5%	$(2)	(3)%	$(4)	(4)%
Service and interest costs	$—	6%	$—	6%	$—	(5)%	$—	(5)%
Fair value of plan assets
The fair value of plan assets held by our pension plans as of December 31, 2018, was as follows:

(In millions)	Total	Level 1	Level 2
Equity securities:
U.S. companies	$725	$725	$—
Non-U.S. companies	946	946	—
Debt securities:
Corporate and government securities	1,021	71	950
Asset-backed securities	309	—	309
Cash and cash equivalents	216	216	—
Other plan assets, net	11	—	11
Total before investments measured at NAV	$3,228	$1,958	$1,270
Investments measured at NAV	424
	$3,652

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
	$4,377
Equity securities include large-cap, mid-cap and small-cap publicly-traded companies mainly located in the United States, Canada and other developed and emerging countries, as well as commingled equity funds invested in the same types of securities. The fair value of the equity securities is determined based on quoted market prices (Level 1).
Debt securities include corporate bonds of U.S. and Canadian companies from diversified industries, bonds and Treasuries issued by the U.S. government and the Canadian federal and provincial governments, asset-backed securities and commingled fixed income funds invested in these same types of securities. The fair value of the debt securities is determined based on quoted market prices (Level 1), and market-corroborated inputs such as matrix prices, yield curves and indices (Level 2).
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
Long-term strategy and objective
Our investment strategy and objective is to maximize the long-term rate of return on our plan assets within an acceptable level of risk in order to meet our current and future obligations to pay benefits to qualifying employees and their beneficiaries while minimizing and stabilizing pension benefit costs and contributions. Diversification of assets is achieved through strategic allocations to various asset classes, and by retaining multiple, experienced third-party investment management firms with complementary investment styles and philosophies to implement these allocations. Risk is further managed by reviewing our investment policies at least annually and monitoring our fund managers at least quarterly for compliance with mandates and performance measures. A series of permitted and prohibited investments are listed in our respective investment policies, which are provided to our fund managers. The use of derivative financial instruments for speculative purposes and investments in the equity or debt securities of Resolute and its affiliates is prohibited.
We have established a target asset allocation policy and ranges for each participating defined benefit pension plan based upon analysis of risk and return tradeoffs and correlations of asset mixes given long-term historical returns, prospective capital market returns, forecasted benefit payments and the forecasted timing of those payments. The targeted asset allocation policy of the plan assets is designed to hedge the change in the pension liabilities resulting from fluctuations in the discount rate by investing in debt and other securities, while also generating excess returns required to reduce the unfunded pension deficit by investing in equity securities with higher potential returns. The targeted asset allocation policy of each participating defined benefit pension plan is 50% equity securities, with an allowable range of 30% to 60%, and 50% debt and other securities, with an allowable range of 40% to 70%, including up to 5% in short-term instruments required for near-term liquidity needs. Approximately 60% of the equity securities are targeted to be invested in the U.S. and Canada, with the balance in other developed and emerging countries. Substantially all of the debt securities are targeted to be invested in the U.S. and Canada.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The asset allocation for each participating defined benefit pension plan is reviewed periodically and, when necessary, rebalanced to bring the asset allocation within the prescribed ranges.
Expected benefit payments and future contributions
As of December 31, 2018, benefit payments expected to be paid over the next 10 years are as follows:

(In millions)	Pension Plans (1)	OPEB Plans
2019	$351	$14
2020	344	13
2021	338	13
2022	333	12
2023	326	12
2024 - 2028	1,529	51

(1)	Benefit payments are expected to be paid from the plans’ net assets.
We expect our 2019 pension contributions (excluding contributions to our defined contribution plans) to be approximately $80 million, including pension contributions of Cdn $73 million ($54 million, based on the exchange rate in effect on December 31, 2018) related to our Canadian plans.
Canadian pension funding
Quebec plans
The funding of our Quebec pension plans are subject to Quebec’s Supplemental Pension Plans Act, or the “SPPA,” which is the pension plan funding regime generally applicable to pension plans in that province. Our contributions to our Quebec plans are determined on a going concern basis under the Quebec’s SPPA.
Ontario plans
Prior to December 31, 2018, the funding of our material Ontario pension plans (or the “affected plans”) was governed by regulation specific to us, adopted by the province of Ontario, which we refer to as the “funding relief regulation.” In accordance with the funding relief regulation, on December 21, 2018, we provided notice to the Ontario pension plan regulatory authorities that, effective December 31, 2018, we would voluntarily exit the Ontario funding relief regulation. As a result, since January 1, 2019, all of our Ontario pension plans have been subject to the Ontario Pension Benefits Act, or the “PBA,” which is the pension plan funding regime generally applicable to pension plans in that province. The PBA provides for funding pension fund deficits on a going concern basis, or on a solvency basis if the solvency funded status of a pension plan is below 85%. The funding relief regulation, as amended, provided that our annual basic contribution to the affected plans was Cdn $9 million.
As originally adopted, the funding relief regulation provided that corrective measures would be required if the aggregate solvency ratio of the affected plans fell below a prescribed level under the targets specified in the regulations as of December 31 in any year through 2014. This requirement was removed in 2013, but the 2011 and 2012 amounts (Cdn $110 million in the aggregate) had been deferred to after the expiration of the funding relief regulation in 2020. The funding relief regulation also required us to make a supplemental contribution, payable over a three-year period, should the affected plans’ aggregate solvency ratio be more than 2% below the target specified in the funding relief regulations for the preceding year. As a result of our exit from the funding relief regulation, these requirements were removed.
Additional undertakings
Our principal Canadian subsidiaries had entered into certain undertakings with the Government of Ontario and Quebec, which expired in 2015 and 2016, respectively. The expiration of those undertakings, did not eliminate ongoing obligations we incurred under the terms of those undertakings prior to their expiration, including the undertaking requiring us to make an additional solvency deficit reduction contribution to our pension plans of Cdn $75, payable over four years, for each metric ton of capacity reduced in Quebec or Ontario, in the event of downtime of more than six consecutive months or nine cumulative months over a period of 18 months. Accordingly, we made additional contributions for past capacity reductions of Cdn $14 million and Cdn

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

$12 million in 2017 and 2018, respectively, and will also be required to make our final remaining contributions for past capacity reductions of approximately Cdn $4 million, and Cdn $2 million in 2019, and 2020, respectively.
Note 13. Income Taxes
(Loss) income before income taxes by taxing jurisdiction for the years ended December 31, 2018, 2017 and 2016, was as follows:

(In millions)	2018	2017	2016
United States	$(90)	$(289)	$(227)
Foreign	477	295	170
	$387	$6	$(57)
The income tax benefit (provision) for the years ended December 31, 2018, 2017 and 2016, was comprised of the following:

(In millions)	2018	2017	2016
U.S. Federal and State:
Current	$—	$—	$—
Deferred	—	2	(11)
	—	2	(11)
Foreign:
Current	12	(4)	(5)
Deferred	(164)	(82)	(3)
	(152)	(86)	(8)
Total:
Current	12	(4)	(5)
Deferred	(164)	(80)	(14)
	$(152)	$(84)	$(19)
Tax Cuts and Jobs Act
On December 22, 2017, the TCJA was enacted into law which, among other changes, reduced the U.S. federal statutory income tax rate from 35% to 21%, and implemented a new system of taxation for non-U.S. earnings, including the imposition of a one-time transition tax on deemed repatriation of undistributed earnings of non-U.S. subsidiaries. We were required to recognize the effects of tax law changes in the period of enactment. On December 22, 2017, the United States Securities and Exchange Commission (or the “SEC”) issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the TCJA, which allowed us to account for the TCJA provisions under the following scenarios: (a) reflect the tax effects of the TCJA for which the accounting is complete, (b) report provisional amounts for those income tax effects of the TCJA where the accounting is incomplete but a reasonable estimate can be determined, or (c) not to report provisional amounts for any income tax effects of the TCJA for which a reasonable estimate cannot be determined until the reporting period that a reasonable estimate can be determined, and to continue to apply ASC 740 based on the provision of the tax laws that were in effect immediately prior to the enactment of the TCJA. The SEC provided that the accounting must be completed during the 12-month measurement period following the enactment of the TCJA.
Based on available information, we had provisionally estimated the impacts of the TCJA on our 2017 financial results, with the exception of the effects of the newly enacted GILTI regime as we were unable to determine a reasonable estimate. Accordingly, we had provisionally decreased our net U.S. deferred income tax assets and related valuation allowance by $356 million and $359 million, respectively, in 2017, mainly to correspond to the lower U.S. federal statutory income tax rate. We also did not expect to be subject to the one-time transition tax on deemed repatriation of undistributed earnings of non-U.S. subsidiaries. During the 12-month measurement period, we completed the accounting for the impacts of the TCJA with no material changes to provisional amounts recorded in the period of enactment.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Effective income tax rate reconciliation
The income tax provision attributable to income (loss) before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2018, 2017 and 2016, as a result of the following:

(In millions)	2018	2017	2016
Income (loss) before income taxes	$387	$6	$(57)
Income tax provision:
Expected income tax (provision) benefit	(81)	(1)	12
Changes resulting from:
U.S. federal tax rate change reconciliation	—	(1)	8
Valuation allowance (1)	59	247	(99)
Enactment of change in tax rate (2)	—	(368)	—
Adjustments for unrecognized tax benefits (3)	—	1	55
Foreign exchange	(29)	6	(9)
State income taxes, net of federal income tax benefit	4	10	6
Foreign tax rate differences (4)	(89)	23	11
Nondeductible expenses (5)	(15)	(2)	1
Other, net	(1)	1	(4)
	$(152)	$(84)	$(19)

(1)	During 2018, we recorded a decrease in our valuation allowance of $59 million, primarily related to our U.S. operations.
During 2017, we recorded a decrease in our valuation allowance of $359 million, due to the enactment of the TCJA, offset by an increase of $112 million, primarily related to our U.S. operations.
During 2016, we recorded an increase to our valuation allowance of $99 million, primarily related to our U.S. operations.

(2)	During 2017, we recorded decreases to our net deferred income tax assets of $356 million due to the enactment of the TCJA, and $12 million due to a lower foreign income tax rate.

(3)
During 2016, we recorded an income tax benefit of $55 million, almost all of which related to the release of previously unrecognized tax benefits due to the lapse of the statute of limitations of the applicable jurisdictions.

(4)	During 2018, we recorded an income tax provision of $65 million, before an adjustment to valuation allowance, attributable to the GILTI inclusion.

(5)	Includes a $13 million increase to our income tax provision, before an adjustment to valuation allowance, for a nondeductible goodwill impairment charge in 2018.
Deferred income taxes
At each reporting period, we assess whether it is more likely than not that the deferred income tax assets will be realized, based on the review of all available positive and negative evidence, including future reversals of existing taxable temporary differences, estimates of future taxable income, past operating results, and prudent and feasible tax planning strategies. The carrying value of our deferred income tax assets reflects our expected ability to generate sufficient future taxable income in certain tax jurisdictions to utilize these deferred income tax assets.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The weight of positive evidence, which included a review of historical cumulative earnings and our forecasted future earnings, resulted in the conclusion by management that no significant valuation allowances were required for our deferred income tax assets in Canada, as they were determined to be more likely than not to be realized.
Net deferred income tax assets as of December 31, 2018 and 2017, were comprised of the following:

(In millions)	2018	2017
Fixed assets	$(32)	$(4)
Other	(29)	(23)
Deferred income tax liabilities	(61)	(27)
Fixed assets	362	506
Pension and OPEB plans	328	330
Net operating loss carryforwards	586	619
Net capital loss carryforwards	13	12
Undeducted research and development expenditures	176	196
Tax credit carryforwards	93	119
Other	80	72
Deferred income tax assets	1,638	1,854
Valuation allowance	(701)	(764)
Net deferred income tax assets	$876	$1,063
Amounts recognized in our Consolidated Balance Sheets consisted of:
Deferred income tax assets	$876	$1,076
Deferred income tax liabilities	—	(13)
Net deferred income tax assets	$876	$1,063

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The balance of tax attributes and their dates of expiration as of December 31, 2018, were as follows:

(In millions)	Related Deferred Income Tax Asset		Year of Expiration
Net operating loss carryforwards:
U.S. federal: $2,109	$443	(1)	2022 – 2037
U.S. state: $1,771	89	(1)	2021 – 2038
Canadian federal and provincial (excluding Quebec): $86	16		2026 – 2038
Quebec: $48	3		2026 – 2038
Other	35		2020 – 2027
	$586
Net capital loss carryforwards:
Canadian federal and provincial (excluding Quebec): $42	$9		Indefinite
Quebec: $46	4		Indefinite
	$13
Undeducted research and development expenditures:
Canadian federal and provincial (excluding Quebec): $626	$106		Indefinite
Quebec: $757	70		Indefinite
	$176
Tax credit carryforwards:
Canadian research and development, and other	$72		2021 – 2038
U.S. state and other	21	(1)	2019 – 2033
	$93

(1)	As of December 31, 2018, we had a valuation allowance against virtually all of our U.S. operations net deferred income tax assets.
Our U.S. federal net operating loss carryforwards are subject to annual limitations under § 382 of the U.S. Internal Revenue Code of 1986, as amended, (or “IRC § 382”), resulting from a previous ownership change. We do not expect that IRC § 382 would limit the utilization of our available U.S. federal net operating loss carryforwards prior to their expiration.
We consider our foreign earnings to be permanently invested. Accordingly, we do not provide for the additional U.S. and foreign income taxes that could become payable upon remittance of undistributed earnings of our foreign subsidiaries. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Unrecognized tax benefits
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended December 31, 2018 and 2017:

(In millions)	2018	2017
Beginning of year	$28	$44
Decrease resulting from:
Enactment of change in tax rate (1)	—	(15)
Settlements with taxing authorities	—	(1)
End of year	$28	$28

(1)	During 2017, previously unrecognized tax benefits decreased by $15 million due to the enactment of the TCJA.
We recognize accrued interest and penalties on unrecognized tax benefits as components of the income tax provision. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, is $2 million.
In the normal course of business, we are subject to audits from federal, state, provincial and other tax authorities. U.S. federal tax returns for 2015 and subsequent years, as well as Canadian tax returns for 2013 and subsequent years, remain subject to examination by tax authorities.
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
Note 14. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, First Nations claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of December 31, 2018, will not have a material adverse effect on our Consolidated Financial Statements.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

determination in the anti-dumping investigation, whereby it determined that we did not sell Canadian-origin UGW paper exported to the U.S. for less than fair market value during the relevant period (from July 1, 2016 to June 30, 2017).
On August 29, 2018, the ITC determined that the U.S. UGW paper producer was not materially injured nor threatened with material injury by U.S. imports of Canadian-origin UGW paper, and that no countervailing duty or anti-dumping orders would be issued. As a result, we will receive a refund of all cash deposits made on our U.S. imports of UGW paper produced at our Canadian mills, plus interest, and no further cash deposits are required going forward. Through December 31, 2018, cash deposits to be refunded totaled $6 million. These cash deposits were recorded in “Accounts receivable, net – Other” in our Consolidated Balance Sheets as of December 31, 2018.
Countervailing duty and anti-dumping investigations of softwood lumber
On November 25, 2016, countervailing duty and anti-dumping petitions were filed with Commerce and the ITC by certain U.S. softwood lumber producers and forest landowners, requesting that the U.S. government impose countervailing and anti-dumping duties on Canadian-origin softwood lumber exported to the U.S. One of our subsidiaries was identified in the petitions as being a Canadian exporting producer of softwood lumber to the U.S. and was selected as a mandatory respondent to be investigated by Commerce in both the countervailing duty and anti-dumping investigations.
On April 24, 2017, Commerce announced its preliminary determination in the countervailing duty investigation and, as a result, after April 28, 2017, we were required to pay cash deposits to the U.S. Customs at a rate of 12.82% for estimated countervailing duties on our U.S. imports of softwood lumber produced at our Canadian sawmills. The preliminary rate remained in effect until August 26, 2017. Commerce changed the rate in its final affirmative determination on November 2, 2017, but the new rate did not take effect until December 28, 2017, following the ITC’s final affirmative determination and the publication by Commerce of a countervailing duty order. Since that date, we have been required to resume paying cash deposits to the U.S. Customs at a rate of 14.7% for our softwood lumber U.S. imports from our Canadian sawmills. This rate will continue until Commerce sets a duty rate in an administrative review, or a new rate may be set through a remand determination should a North American Free Trade Agreement binational panel on appeal remand the final determination to Commerce. Through December 31, 2018, our cash deposits totaled $79 million and, based on the 14.7% rate and our current operating parameters, could be as high as $60 million per year.
On June 26, 2017, Commerce announced its preliminary determination in the anti-dumping investigation and, as a result, after June 30, 2017, we were required to pay cash deposits to the U.S. Customs at a rate of 4.59% for estimated anti-dumping duties on our U.S. imports of softwood lumber produced at our Canadian sawmills. On November 2, 2017, Commerce announced its final affirmative determination in the anti-dumping investigation and, as a result, since November 8, 2017, we have been required to pay cash deposits to the U.S. Customs, at a rate of 3.2% for our softwood lumber U.S. imports from our Canadian sawmills. This rate will apply until Commerce sets a duty rate in an administrative review, or in a possible remand determination. Through December 31, 2018, our cash deposits totaled $24 million and, based on the 3.2% rate and our current operating parameters, could be as high as $15 million per year.
We are not presently able to determine the ultimate resolution of these matters, but we believe it is not probable that we will ultimately be assessed with significant duties, if any, on our U.S. imports of Canadian-produced softwood lumber. Accordingly, no contingent loss was recorded in respect of these petitions in our Consolidated Statement of Operations for the year ended December 31, 2018, and our cash deposits were recorded in “Other assets” in our Consolidated Balance Sheets.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

circumstances review, and on July 6, 2018, Commerce signed the revocation order. As a result, we will receive a refund of all cash deposits made on our U.S. imports of SC paper produced at our Canadian mills, plus interest, and no further cash deposits are required going forward. In addition, this resulted in the termination of all pending administrative reviews.
Through December 31, 2018, we were refunded substantially all of the cash deposits of $61 million, plus interest.
Asbestos-related lawsuits
We are involved in a number of asbestos-related lawsuits filed primarily in U.S. state courts, including certain cases involving multiple defendants and plaintiffs that have been consolidated. These lawsuits principally allege direct or indirect personal injury or death resulting from exposure to asbestos-containing premises. While we dispute the plaintiffs' allegations and intend to vigorously defend these claims, the ultimate resolution of these matters cannot be determined at this time. These lawsuits frequently involve claims for unspecified compensatory and punitive damages, and we are unable to reasonably estimate a range of possible losses. However, unfavorable rulings, judgments or settlement terms could materially impact our Consolidated Financial Statements. The hearings for certain of these matters are scheduled to begin as early as March 2019.
Jedson Case
On March 9, 2017, Jedson Engineering, Inc. and Jedson C.M., Inc. (or the “Jedson plaintiffs”) filed a complaint against our subsidiary, Resolute FP US Inc., and other defendants in state court in Tennessee. The complaint alleged breach of contract and violation of Tennessee’s Prompt Pay Act for failure to pay for services in connection with the design and construction of our Calhoun tissue project, and sought a recovery of, and enforcement of mechanic’s liens for, approximately $10 million, plus interest and cost of litigation, which was later amended to include additional claims of up to approximately $20 million. On April 17, 2017, we filed an answer and counterclaim alleging, among other things, breach of contract and professional negligence by the Jedson plaintiffs and seeking recovery for, among other things, resulting costs on the project. On December 12, 2018, the Company and the parties entered into a settlement agreement that did not result in any material impact on our Consolidated Financial Statements. An agreed order of dismissal of all claims of the parties was issued by the Court on January 4, 2019.
Modification of U.S. OPEB plan
Effective January 1, 2015, we modified our U.S. OPEB plan so that unionized participants, upon reaching Medicare eligibility, are provided Medicare coverage via a Medicare Exchange program rather than via a Company-sponsored medical plan. On March 2, 2016, a proposed class action lawsuit (Reynolds, et al v. Resolute Forest Products Inc., Resolute FP US Inc., Resolute FP US Health and Resolute Welfare Benefit Plan) was filed in the United States District Court for the Eastern District of Tennessee (or the “District Court”) on behalf of certain Medicare-eligible retirees who were previously unionized employees of the Calhoun, Catawba, and Coosa Pines mills, and their spouses and dependents (or the “proposed class”). The plaintiffs alleged that the modifications described above breached the collective bargaining agreements and plan covering the members of the proposed class in the lawsuit. Plaintiffs sought reinstatement of the health care benefits as in effect before January 1, 2015, for the proposed class in the lawsuit. On June 28, 2017, a settlement agreement in principle was reached between the parties to the lawsuit subject to court approval. The District Court issued a final order on August 3, 2018, approving the class action settlement and dismissing the case, resulting in an amendment of our U.S. OPEB plan. Accordingly, an increase of $3 million to both “Pension and other postretirement benefit obligations” and “Accumulated other comprehensive loss” was recorded in our Consolidated Balance Sheet in 2018.
Fibrek acquisition
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (or “Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Quebec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have accrued Cdn $14 million ($10 million, based on the exchange rate in effect on December 31, 2018) for the eventual payment of those claims. The hearing in this matter is scheduled to begin in March 2019.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($110 million, based on the exchange rate in effect on December 31, 2018), would have to be funded if we do not obtain the relief sought. The hearing in this matter could occur in 2019.
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
We have environmental liabilities of $8 million recorded as of both December 31, 2018 and 2017, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
We also have asset retirement obligations of $23 million and $24 million recorded as of December 31, 2018 and 2017, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
Note 15. Share Capital
Common stock
We are authorized under our certificate of incorporation, as amended and restated, to issue up to 190 million shares of common stock, par value $0.001 per share, of which 9,020,960 shares are reserved for issuance under the Resolute Forest Products Equity Incentive Plan (as amended, the “Incentive Plan”).
Treasury stock
We are authorized to repurchase $150 million of our outstanding common stock under our share repurchase program. We did not repurchase any shares during 2018, 2017 and 2016. There remains $24 million under the program.
Dividends
We declared and paid a special dividend of $1.50 per share ($136 million) on our common stock in 2018. We did not declare or pay any dividends on our common stock during the years ended December 31, 2017 and 2016.
Preferred stock
We are authorized under our certificate of incorporation, as amended and restated, to issue 10 million shares of preferred stock, par value $0.001 per share. As of December 31, 2018 and 2017, no preferred shares were issued and outstanding.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 16. Share-Based Compensation
Incentive Plan
The Incentive Plan, which became effective in 2010 and is administered by the human resources and compensation/nominating and governance committee of the board of directors, provides for the grant of equity-based and liability-based awards, including stock options, stock appreciation rights, restricted stock, RSUs, DSUs, PSUs (collectively, “stock incentive awards”), and cash incentive awards to certain of our officers, directors, employees, consultants and advisors. As discussed in Note 15, “Share Capital,” we have been authorized to issue stock incentive awards for up to 9 million shares under the Incentive Plan. As of December 31, 2018, 0.9 million shares were available for issuance.
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
For the years ended December 31, 2018, 2017 and 2016, share-based compensation expense under the Incentive Plan was $17 million ($1 million of tax benefit), $18 million (no tax benefit) and $11 million (no tax benefit), respectively. As of December 31, 2018, there was $9 million of unrecognized compensation cost, which is expected to be recognized over a remaining service period of three years.
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
The activity of outstanding stock options for the year ended December 31, 2018, was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (years)
Balance as of December 31, 2017	1,304,541	$15.90	4.8
Exercised	(67,003)	11.41
Expired	(172,517)	15.24
Balance as of December 31, 2018	1,065,021	$16.30	3.8
Exercisable as of December 31, 2018	1,065,021	$16.30	3.8
The total intrinsic value of stock options exercised in 2018 was less than $1 million. No stock options were exercised in 2017 and 2016.
Restricted stock units and deferred stock units
Under the Incentive Plan, each RSU and DSU granted provides the holder upon vesting the right to receive one share of our common stock for equity-based awards, and the equivalent in cash for liability-based awards. The awards vest ratably over a period of four years for employees and one year for directors. Awards to employees are settled upon vesting, while awards to directors are settled ratably over a period of three years or upon separation from the board of directors, as applicable, based on the director’s country of residency. We withhold shares in respect of applicable taxes.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The activity of nonvested RSUs and DSUs for the year ended December 31, 2018, was as follows:

	Number of Units
	Equity-Based Awards	Liability-Based Awards	Total	Weighted- Average Fair Value at Grant Date
Balance as of December 31, 2017	1,964,261	17,161	1,981,422	$5.96
Granted	346,757	784,169	1,130,926	8.93
Vested	(724,856)	(265,540)	(990,396)	7.20
Forfeited	(40,983)	(16,828)	(57,811)	5.80
Balance as of December 31, 2018	1,545,179	518,962	2,064,141	$7.00
There were 259,230 equity-based and 124,574 liability-based RSUs and DSUs granted to directors that vested but were not settled as of December 31, 2018.
The weighted-average grant-date fair value of all RSUs and DSUs granted in 2017 and 2016, was $7.34 and $3.97, respectively. The total fair value of RSUs and DSUs vested in 2018, 2017 and 2016, was $12 million, $8 million and $3 million, respectively. We paid $2 million and $1 million for liability-based RSUs and DSUs in 2018 and 2017, respectively. There was no cash paid for liability-based RSUs and DSUs in 2016.
Performance stock units
Under the Incentive Plan, each PSU provides the holder the right to receive upon vesting one share of our common stock for equity-based awards, and the equivalent in cash for liability-based awards, subject to an adjustment based on market and/or performance conditions. The awards vest after a period of up to 40 months upon which they are settled. No awards vest when the minimum thresholds are not achieved. We withhold shares in respect of applicable taxes. The fair value of certain PSUs granted in 2018 was initially estimated using a Monte Carlo simulation model, using the following assumptions:

2018
Expected volatility two year	57%
Risk-free interest rate 2019	2.73%
Risk-free interest rate 2020	2.92%
Risk-free interest rate 2021	2.99%
The activity of nonvested PSUs for the year ended December 31, 2018, was as follows:

	Number of Units
	Equity-Based Awards	Liability-Based Awards	Total	Weighted- Average Fair Value at Grant Date
Balance as of December 31, 2017	2,204,102	387,294	2,591,396	$6.94
Granted	468,954	598,351	1,067,305	9.01
Vested	(233,300)	—	(233,300)	18.61
Forfeited	(57,582)	(9,713)	(67,295)	13.48
Balance as of December 31, 2018	2,382,174	975,932	3,358,106	$6.66
The weighted-average grant-date fair value of all PSUs granted in 2017 and 2016, was $8.63 and $3.95, respectively. The total fair value of PSUs vested in 2018 was $2 million. No PSUs vested in 2016 and 2017. There was no cash paid for liability-based PSUs in 2018, 2017, and 2016.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

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
Share-based compensation expense under the Deferred Compensation Plan was less than $1 million, $1 million, and less than $1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
RSUs and DSUs outstanding under the Deferred Compensation Plan as of December 31, 2018 and 2017, were 260,672 and 183,046, respectively. The total fair value of RSUs and DSUs vested in 2018 was $1 million, and less than $1 million in 2017 and 2016, respectively.
Note 17. Operating Leases and Purchase Obligations
We lease office and manufacturing premises, office equipment, and rail cars under operating leases for which total expense was $12 million in 2018, $8 million in 2017 and $9 million in 2016. In the normal course of business, we have also entered into various supply agreements, guarantees, water rights agreements, purchase commitments and harvesting rights agreements (for land that we manage for which we make payments to various Canadian provinces based on the amount of timber harvested).
As of December 31, 2018, the commitments for purchase obligations and future minimum rental payments under operating leases were as follows:

(In millions)	Purchase Obligations (1)	Operating Leases
2019	$78	$9
2020	64	7
2021	63	6
2022	63	3
2023	42	2
Thereafter	30	7
	$340	$34

(1)	Includes energy purchase obligations of $256 million through 2023 for certain of our pulp and paper mills.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 18. Segment Information
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
In each of 2018, 2017 and 2016, no assets were identifiable by segment and reviewed by management.
Information about certain segment data for the years ended December 31, 2018, 2017 and 2016, was as follows:

(In millions)	Market Pulp (1)	Tissue (2)(3)	Wood Products (4)	Newsprint	Specialty Papers	Segment Total	Corporate and Other	Total
Sales
2018	$1,085	$130	$823	$907	$811	$3,756	$—	$3,756
2017	911	81	797	842	882	3,513	—	3,513
2016	836	89	596	1,009	1,015	3,545	—	3,545
Depreciation and amortization
2018	$27	$15	$32	$66	$47	$187	$25	$212
2017	31	5	33	66	45	180	24	204
2016	37	5	31	74	45	192	14	206
Operating income (loss) (5)
2018	$172	$(30)	$169	$74	$40	$425	$(46)	$379
2017	79	(6)	186	(23)	(9)	227	(185)	42
2016	37	(10)	69	(16)	19	99	(117)	(18)
Capital expenditures
2018	$53	$27	$37	$18	$16	$151	$4	$155
2017	12	101	9	6	20	148	16	164
2016	20	156	23	2	23	224	25	249

(1)	Inter-segment sales of $39 million, $36 million and $33 million, which are transacted at cost, were excluded from market pulp sales for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	The operating results of our Calhoun tissue operations, previously recorded under “corporate and other,” have been recorded in our tissue segment since April 1, 2018.

(3)	Tissue capital expenditures in 2017 and 2016 consisted almost entirely of expenditures for the tissue manufacturing and converting facility in Calhoun.

(4)
Wood products sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $26 million, $20 million and $17 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(5)
In the first quarter of 2018, we changed our presentation of operating income in accordance with FASB ASU 2017-07, to present only the service cost component of net periodic pension cost and OPEB cost in operating expenses (together with other employee compensation costs arising during the period). The non-operating pension and OPEB costs, presented under “corporate and other,” are reported separately outside any subtotal of operating income. Prior period amounts have been reclassified to conform to the 2018 presentation. See Note 2. Summary of Significant Accounting Policies – New accounting pronouncements adopted in 2018 – ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” for more information.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Sales are attributed to countries based on the location of the customer. No single customer, related or otherwise, accounted for 10% or more of our 2018, 2017 or 2016 consolidated sales. No country in the “Other countries” group in the table below exceeded 2% of consolidated sales. Sales by country for the years ended December 31, 2018, 2017 and 2016, were as follows:

(In millions)	2018	2017	2016
United States	$2,581	$2,387	$2,464
Foreign countries:
Canada	513	517	428
Mexico	148	126	126
Other countries	514	483	527
	1,175	1,126	1,081
	$3,756	$3,513	$3,545
Certain long-lived assets by country (comprised of fixed assets, net, water rights, net, energy contracts, net and other assets) as of December 31, 2018 and 2017, were as follows:

(In millions)	2018	2017
United States	$650	$790
Canada	1,103	1,143
	$1,753	$1,933

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 19. Condensed Consolidating Financial Information
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
The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016, the Balance Sheets as of December 31, 2018 and 2017, and the Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, for the Parent, the Guarantor Subsidiaries on a combined basis, and the Non-guarantor Subsidiaries also on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2018
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$3,123	$2,468	$(1,835)	$3,756
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	2,856	1,521	(1,828)	2,549
Depreciation and amortization	—	78	134	—	212
Distribution costs	—	158	320	(3)	475
Selling, general and administrative expenses	26	64	75	—	165
Closure costs, impairment and other related charges	—	120	1	—	121
Net gain on disposition of assets	—	(141)	(4)	—	(145)
Operating (loss) income	(26)	(12)	421	(4)	379
Interest expense	(87)	(7)	(12)	59	(47)
Non-operating pension and other postretirement benefit credits	—	14	36	—	50
Other income, net	—	52	38	(85)	5
Equity in income of subsidiaries	348	99	—	(447)	—
Income before income taxes	235	146	483	(477)	387
Income tax provision	—	—	(153)	1	(152)
Net income including noncontrolling interests	235	146	330	(476)	235
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to Resolute Forest Products Inc.	$235	$146	$330	$(476)	$235
Comprehensive income attributable to Resolute Forest Products Inc.	$67	$118	$185	$(303)	$67

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Year Ended December 31, 2017
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$2,849	$2,264	$(1,600)	$3,513
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	2,707	1,476	(1,595)	2,588
Depreciation and amortization	—	74	130	—	204
Distribution costs	—	159	291	(8)	442
Selling, general and administrative expenses	30	68	72	—	170
Closure costs, impairment and other related charges	—	71	11	—	82
Net gain on disposition of assets	—	—	(15)	—	(15)
Operating (loss) income	(30)	(230)	299	3	42
Interest expense	(95)	(9)	(13)	68	(49)
Non-operating pension and other postretirement benefit (costs) credits	—	(1)	8	—	7
Other income (expense), net	—	76	(2)	(68)	6
Equity in income of subsidiaries	41	43	—	(84)	—
(Loss) income before income taxes	(84)	(121)	292	(81)	6
Income tax benefit (provision)	—	2	(85)	(1)	(84)
Net (loss) income including noncontrolling interests	(84)	(119)	207	(82)	(78)
Net income attributable to noncontrolling interests	—	—	(6)	—	(6)
Net (loss) income attributable to Resolute Forest Products Inc.	$(84)	$(119)	$201	$(82)	$(84)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(109)	$(135)	$192	$(57)	$(109)

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Year Ended December 31, 2016
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$2,907	$2,145	$(1,507)	$3,545
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	2,752	1,458	(1,500)	2,710
Depreciation and amortization	—	78	128	—	206
Distribution costs	—	168	273	(1)	440
Selling, general and administrative expenses	20	60	67	—	147
Closure costs, impairment and other related charges	—	38	24	—	62
Net gain on disposition of assets	—	—	(2)	—	(2)
Operating (loss) income	(20)	(189)	197	(6)	(18)
Interest expense	(80)	—	(10)	52	(38)
Non-operating pension and other postretirement benefit credits (costs)	—	6	(14)	—	(8)
Other income, net	—	57	2	(52)	7
Equity in income of subsidiaries	19	24	—	(43)	—
(Loss) income before income taxes	(81)	(102)	175	(49)	(57)
Income tax provision	—	(11)	(10)	2	(19)
Net (loss) income including noncontrolling interests	(81)	(113)	165	(47)	(76)
Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
Net (loss) income attributable to Resolute Forest Products Inc.	$(81)	$(113)	$160	$(47)	$(81)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(249)	$(197)	$73	$124	$(249)

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2018
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$301	$3	$—	$304
Accounts receivable, net	—	301	148	—	449
Accounts receivable from affiliates	—	588	1,071	(1,659)	—
Inventories, net	—	194	327	(13)	508
Note, advance and interest receivable from parent	—	422	—	(422)	—
Interest receivable from affiliate	—	4	—	(4)	—
Other current assets	—	15	28	—	43
Total current assets	—	1,825	1,577	(2,098)	1,304
Fixed assets, net	—	523	992	—	1,515
Amortizable intangible assets, net	—	2	48	—	50
Deferred income tax assets	—	1	872	3	876
Notes receivable from parent	—	657	—	(657)	—
Note receivable from affiliate	—	107	—	(107)	—
Investments in consolidated subsidiaries and affiliates	4,119	2,205	—	(6,324)	—
Other assets	—	126	64	—	190
Total assets	$4,119	$5,446	$3,553	$(9,183)	$3,935
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$7	$170	$250	$—	$427
Current portion of long-term debt	222	1	—	—	223
Accounts payable to affiliates	592	1,112	—	(1,704)	—
Note, advance and interest payable to subsidiaries	422	—	—	(422)	—
Interest payable to affiliate	—	—	4	(4)	—
Total current liabilities	1,243	1,283	254	(2,130)	650
Long-term debt, net of current portion	370	52	—	—	422
Notes payable to subsidiaries	657	—	—	(657)	—
Note payable to affiliate	—	—	107	(107)	—
Pension and other postretirement benefit obligations	—	342	915	—	1,257
Other liabilities	6	21	44	—	71
Total liabilities	2,276	1,698	1,320	(2,894)	2,400
Total equity	1,843	3,748	2,233	(6,289)	1,535
Total liabilities and equity	$4,119	$5,446	$3,553	$(9,183)	$3,935

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2018
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$334	$101	$—	$435
Cash flows from investing activities:
Cash invested in fixed assets	—	(51)	(104)	—	(155)
Disposition of assets	—	335	1	—	336
Decrease in countervailing duty cash deposits on supercalendered paper, net	—	48	—	—	48
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	—	(77)	—	—	(77)
Increase in countervailing duty cash deposits on uncoated groundwood paper	—	(6)	—	—	(6)
Advance to parent	—	(1)	—	1	—
Increase in notes receivable from affiliate, net	—	(135)	—	135	—
Net cash provided by (used in) investing activities	—	113	(103)	136	146
Cash flows from financing activities:
Net repayments under revolving credit facilities	—	(144)	—	—	(144)
Payment of special dividend	(136)	—	—	—	(136)
Payments of financing and credit facility fees	(1)	—	—	—	(1)
Advance from subsidiary	1	—	—	(1)	—
Increase (decrease) in notes payable to affiliate	136	—	(1)	(135)	—
Net cash used in financing activities	—	(144)	(1)	(136)	(281)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	—	—	(4)	—	(4)
Net increase (decrease) in cash and cash equivalents, and restricted cash	—	303	(7)	—	296
Cash and cash equivalents, and restricted cash:
Beginning of year	—	3	46	—	49
End of year	$—	$306	$39	$—	$345
Cash and cash equivalents, and restricted cash at year end:
Cash and cash equivalents	$—	$301	$3	$—	$304
Restricted cash	—	5	36	—	41

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2017
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$125	$33	$—	$158
Cash flows from investing activities:
Cash invested in fixed assets	—	(116)	(48)	—	(164)
Disposition of assets	—	—	21	—	21
Increase in countervailing duty cash deposits on supercalendered paper	—	(22)	—	—	(22)
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	—	(26)	—	—	(26)
Decrease in notes receivable from affiliate, net	—	22	—	(22)	—
Net cash used in investing activities	—	(142)	(27)	(22)	(191)
Cash flows from financing activities:
Net borrowings under revolving credit facilities	—	19	—	—	19
Acquisition of noncontrolling interest in Donohue Malbaie Inc.	—	—	(15)	—	(15)
Payments of debt	—	(1)	—	—	(1)
Decrease in notes payable to affiliate, net	—	—	(22)	22	—
Net cash provided by (used in) financing activities	—	18	(37)	22	3
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	—	—	6	—	6
Net increase (decrease) in cash and cash equivalents, and restricted cash	—	1	(25)	—	(24)
Cash and cash equivalents, and restricted cash:
Beginning of year	—	2	71	—	73
End of year	$—	$3	$46	$—	$49
Cash and cash equivalents, and restricted cash at year end:
Cash and cash equivalents	$—	$3	$3	$—	$6
Restricted cash	—	—	43	—	43

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2016
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$30	$51	$—	$81
Cash flows from investing activities:
Cash invested in fixed assets	—	(179)	(70)	—	(249)
Acquisition of a sawmill in Senneterre	—	—	(6)	—	(6)
Disposition of assets	—	—	5	—	5
Increase in countervailing duty cash deposits on supercalendered paper	—	(23)	—	—	(23)
Increase in notes receivable from affiliate	—	(8)	—	8	—
Net cash used in investing activities	—	(210)	(71)	8	(273)
Cash flows from financing activities:
Net borrowings under revolving credit facilities	—	125	—	—	125
Issuance of long-term debt	—	46	—	—	46
Payments of debt	—	(1)	—	—	(1)
Payments of financing and credit facility fees	—	(1)	—	—	(1)
Increase in notes payable to affiliate	—	—	8	(8)	—
Net cash provided by financing activities	—	169	8	(8)	169
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	—	—	1	—	1
Net decrease in cash and cash equivalents, and restricted cash	—	(11)	(11)	—	(22)
Cash and cash equivalents, and restricted cash:
Beginning of year	—	13	82	—	95
End of year	$—	$2	$71	$—	$73
Cash and cash equivalents, and restricted cash at year end:
Cash and cash equivalents	$—	$2	$33	$—	$35
Restricted cash	—	—	38	—	38

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 20. Quarterly Information (Unaudited)

	2018
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$874	$976	$974	$932	$3,756
Operating income	48	121	135	75	379
Net income attributable to Resolute Forest Products Inc.	10	72	117	36	235
Basic net income per share attributable to Resolute Forest Products Inc. common shareholders	0.11	0.79	1.28	0.39	2.57
Diluted net income per share attributable to Resolute Forest Products Inc. common shareholders	0.11	0.77	1.25	0.38	2.52

	2017
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$872	$858	$885	$898	$3,513
Operating (loss) income	(9)	(48)	46	53	42
Net (loss) income attributable to Resolute Forest Products Inc.	(47)	(74)	24	13	(84)
Basic net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders	(0.52)	(0.82)	0.27	0.14	(0.93)
Diluted net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders	(0.52)	(0.82)	0.26	0.14	(0.93)
Note 21. Subsequent Event
The following significant event occurred subsequent to December 31, 2018:

•	On January 3, 2019, we repurchased $225 million in aggregate principal of the 2023 Notes, as further discussed in Note 11. Long-Term Debt – Debt instruments – 2023 Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Resolute Forest Products Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Resolute Forest Products Inc. and its subsidiaries, (together, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (or “COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and their results of their operations and their cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Montréal, Québec, Canada
March 1, 2019
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
Management assessed the effectiveness of Resolute Forest Products Inc.’s internal control over financial reporting as of December 31, 2018. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Resolute Forest Products Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2018, Resolute Forest Products Inc.’s internal control over financial reporting was effective.
The effectiveness of Resolute Forest Products Inc.’s internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report above.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2018. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
Management’s Report on Internal Control over Financial Reporting
Management has issued its report on internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective as of December 31, 2018. Management’s report on internal control over financial reporting can be found on page 127 of this Form 10-K. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2018. This report can be found on page 125 of this Form 10-K.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of internal control over financial reporting, there were no changes during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information appearing under the captions entitled “Management Proposals – Vote on the Election of Directors,” “Section 16 Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Matters” in our definitive proxy statement for our 2019 annual meeting of shareholders to be held on May 24, 2019 (or our “2019 proxy statement”), which will be filed within 120 days of the end of our fiscal year ended December 31, 2018, is incorporated herein by reference.
Information regarding our executive officers is presented in Part I, Item 1, “Business – Executive Officers,” of this Form 10-K.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information appearing under the captions entitled “Executive Compensation,” “Corporate Governance and Board Matters,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our 2019 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under the caption entitled “Information on Stock Ownership” in our 2019 proxy statement is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2018, regarding securities to be issued upon exercise of outstanding stock options or pursuant to outstanding stock unit awards, and securities remaining available for issuance under our equity compensation plan. The Incentive Plan is the only compensation plan with shares authorized.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—		$—		—
Equity compensation plans not approved by security holders (1)	6,227,695	(2)	16.30	(3)	912,797
Total	6,227,695		$16.30		912,797

(1)
The Incentive Plan was approved by the Courts in connection with the CCAA Creditor Protection Proceedings, and the creditor protection proceedings under Chapter 11 of the United States Bankruptcy Code, as amended, as applicable.

(2)
Includes shares issuable upon the exercise of 1,065,021 stock options and shares issuable upon the settlement of 1,804,409 RSUs and DSUs issued under the Incentive Plan, at a rate of one share per unit. Also includes shares issuable upon the settlement of 2,382,174 PSUs issued under the Incentive Plan at the maximum payout rate (3,358,265 shares).

(3)
The weighted-average exercise price in column (b) represents the weighted-average exercise price of the outstanding stock options disclosed in column (a). The stock unit awards do not have an exercise price and are not included in the calculation of the weighted-average exercise price in column (b).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the captions entitled “Related Party Transactions” and “Corporate Governance and Board Matters – Director Independence” in our 2019 proxy statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing under the caption entitled “Management Proposals – Vote on the Ratification of the Appointment of PricewaterhouseCoopers LLP” in our 2019 proxy statement is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as a part of this Form 10-K:

(1) The following are included at the indicated page of this Form 10-K:

(2) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

#2.1*
Share Purchase Agreement, dated December 10, 2012, among The Province of Nova Scotia, Bowater Canadian Limited, The Daily Herald Company and Resolute Forest Products Inc. (incorporated by reference from Exhibit 2.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed December 14, 2012, SEC File No. 001-33776).

#2.2*
Asset Purchase Agreement between Resolute FP US Inc., New-Indy Containerboard LLC and New-Indy Catawba LLC, dated October 2, 2018 (incorporated by reference from Exhibit 2.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed on January 7, 2019, SEC File No. 001-33776).

#2.3*
Amendment to the Asset Purchase Agreement between Resolute FP US Inc., New-Indy Containerboard LLC and New-Indy Catawba LLC, dated December 27, 2018 (incorporated by reference from Exhibit 2.2 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed on January 7, 2019, SEC File No. 001-33776).

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

Exhibit No.	Description
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

†10.7*
Retirement Compensation Trust Agreement (with Letter of Credit) between AbiBow Canada Inc. and AbitibiBowater Inc. and CIBC Mellon Trust Company, dated and effective as of November 1, 2011 (incorporated by reference from Exhibit 10.39 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012, SEC File No. 001-33776).

10.8*
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

10.9*
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

†10.10*
Offer letter between John Lafave and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.29 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed April 5, 2011, SEC File No. 001-33776).

†10.11*
Offer Letter between Jacques Vachon and AbitibiBowater Inc., dated March 19, 2012 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 10, 2012, SEC File No. 001-33776).

†10.12*
Resolute Forest Products DC Make-up Program, effective January 1, 2012 (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 10, 2012, SEC File No. 001-33776).

†10.13*
Resolute Forest Products Inc. Severance Policy – Chief Executive Officer and Direct Reports, effective as of August 1, 2012 (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 9, 2012, SEC File No. 001-33776).

†10.14*
Resolute Forest Products Equity Incentive Plan (previously named the AbitibiBowater Inc. 2010 Equity Incentive Plan), effective as of December 9, 2010 (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012, SEC File No. 001-33776).

†10.15*
Resolute Forest Products Outside Director Deferred Compensation Plan (previously named the AbitibiBowater Inc. Outside Director Deferred Compensation Plan), effective as of April 1, 2011 (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012, SEC File No. 001-33776).

†10.16*
Form of Indemnification Agreement for Directors and Officers of Resolute Forest Products Inc. (incorporated by reference from Exhibit 10.41 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 1, 2013, SEC File No. 001-33776).

Exhibit No.	Description

†10.17*
Resolute Forest Products Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.41 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 3, 2014, SEC File No. 001-33776).

†10.18*
Offer Letter between Richard Tremblay and Resolute Forest Products Inc., dated February 4, 2014 (incorporated by reference from Exhibit 10.43 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 3, 2014, SEC File No. 001-33776).

†10.19*
First Amendment dated February 14, 2014 to the AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.44 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015, SEC File No. 001-33776).

†10.20*
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

10.22*
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

10.23*
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

†10.26*
Indemnification Policy for the Executive Officers and Chief Accounting Officer of Resolute Forest Products Inc (incorporated by reference from Exhibit 10.41 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.27*
Guarantee Agreement, entered into on February 21, 2017, and dated as of June 18, 2014, between Resolute FP Canada Inc. and Resolute FP US Inc. as Guarantors, and Jacques Vachon as the Guaranteed Party (incorporated by reference from Exhibit 10.42 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.28*
First Amendment to the Resolute Forest Products Equity Incentive Plan, dated February 28, 2017 (incorporated by reference from Exhibit 10.43 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.29*
Resolute Forest Products Equity Incentive Plan Amended and Restated 2015 Restricted Stock Unit Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 28, 2017 (incorporated by reference from Exhibit 10.44 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.30*
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
†10.31*
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

†10.34*
Form of Resolute Forest Products Equity Incentive Plan Executive Stock Settled Performance Stock Unit Agreement (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017, SEC File No. 001-33776).

†10.35*
Second Amendment to the Resolute Forest Products Equity Incentive Plan, dated October 31, 2017 (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017, SEC File No. 001-33776).

†10.36*
Executive Employment Agreement between Resolute Forest Products Inc. and Yves Laflamme, dated February 1, 2018 (incorporated by reference from Exhibit 10.51 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 1, 2018, SEC File No. 001-33776).

†10.37*
Change in Control Agreement between Resolute Forest Products Inc. and Yves Laflamme, dated February 1, 2018 (incorporated by reference from Exhibit 10.52 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 1, 2018, SEC File No. 001-33776).

†10.38*
Employment Agreement between Richard Garneau and Resolute FP Canada Inc., dated February 1, 2018 (incorporated by reference from Exhibit 10.53 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 1, 2018, SEC File No. 001-33776).

†10.39*
Director Compensation Program Chart, dated February 27, 2018 (incorporated by reference from Exhibit 10.54 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 1, 2018, SEC File No. 001-33776).

†10.40*
2018 Resolute Forest Products Inc. Short-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 9, 2018, SEC File No. 001-33776).

†10.41*
2018 Resolute Forest Products Inc. Short-Term Incentive Plan - U.S. (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 9, 2018, SEC File No. 001-33776).

†10.42**	Offer Letter between Daniel Ouellet and Resolute Forest Products Inc., dated April 7, 2018.

10.43**	Note Purchase Agreement, dated as of December 21, 2018, among Resolute Forest Products Inc., and certain noteholders.

†10.44**	Employment Agreement Renewal between Richard Garneau and Resolute FP Canada Inc., dated January 30, 2019.

†10.45**	Transition to Retirement Agreement between Jo-Ann Longworth and Resolute FP Canada Inc., dated January 30, 2019.

†10.46**	Offer Letter between Remi Lalonde and Resolute Forest Products Inc., dated January 30, 2019.

†10.47**	Form of Resolute Forest Products Equity Incentive Plan Director Cash-Settled Deferred Stock Unit Agreement.

†10.48**	Form of Resolute Forest Products Equity Incentive Plan Director Cash-Settled Restricted Stock Unit Agreement.

†10.49**	Form of Resolute Forest Products Equity Incentive Plan Stock Settled Performance Stock Unit Agreement.

†10.50**	Form of Resolute Forest Products Equity Incentive Plan Stock Settled Restricted Stock Unit Agreement.

Exhibit No.	Description

†10.51**	Form of First Amendment to the Resolute Forest Products Equity Incentive Plan Director Deferred Stock Unit Agreement.

†10.52**	Form of First Amendment to the Resolute Forest Products Equity Incentive Plan Director Restricted Stock Unit Agreement.

†10.53**	Form of First Amendment to the Resolute Forest Products Equity Incentive Plan Performance Stock Unit Agreement.

†10.54**	Form of First Amendment to the Resolute Forest Products Equity Incentive Plan Restricted Stock Unit Agreement.

21.1**	Subsidiaries of the registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

24.1**	Power of attorney for certain Directors of the registrant.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*
Unaudited Pro Forma Condensed Consolidated Financial Information (incorporated by reference from Exhibit 99.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed on January 7, 2019, SEC File No. 001-33776).

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

#
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act, as amended, for any schedules or exhibits so furnished.

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

RESOLUTE FOREST PRODUCTS INC.

Date: March 1, 2019	By:	/s/ Yves Laflamme
Yves Laflamme
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yves Laflamme	President and Chief Executive Officer	March 1, 2019
Yves Laflamme	(Principal Executive Officer)

/s/ Bradley P. Martin*	Chairman, Director	March 1, 2019
Bradley P. Martin

/s/ Remi G. Lalonde	Senior Vice President and Chief Financial Officer	March 1, 2019
Remi G. Lalonde	(Principal Financial Officer)

/s/ Hugues Dorban	Vice President and Chief Accounting Officer	March 1, 2019
Hugues Dorban	(Principal Accounting Officer)

/s/ Randall C. Benson*	Director	March 1, 2019
Randall C. Benson

/s/ Suzanne Blanchet*	Director	March 1, 2019
Suzanne Blanchet

/s/ Jennifer C. Dolan*	Director	March 1, 2019
Jennifer C. Dolan

/s/ Richard D. Falconer*	Director	March 1, 2019
Richard D. Falconer

/s/ Jeffrey A. Hearn*	Director	March 1, 2019
Jeffrey A. Hearn

/s/ Alain Rhéaume*	Director	March 1, 2019
Alain Rhéaume

/s/ Michael S. Rousseau*	Director	March 1, 2019
Michael S. Rousseau
* Remi G. Lalonde, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons that are filed herewith as Exhibit 24.1.

By:	/s/ Remi G. Lalonde
Remi G. Lalonde, Attorney-in-Fact