Form 10-Q
period 2019-03-31
Resolute Forest Products Inc.
filed 2019-05-10
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	RFP	New York Stock Exchange Toronto Stock Exchange
(Title of class)	(Trading Symbol)	(Name of exchange on which registered)
As of April 30, 2019, there were 91,119,872 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions of U.S. dollars, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Sales	$795	$874
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	554	614
Depreciation and amortization	40	53
Distribution costs	100	116
Selling, general and administrative expenses	37	43
Operating income	64	48
Interest expense	(9)	(13)
Non-operating pension and other postretirement benefit credits	12	13
Other expense, net	(4)	(7)
Income before income taxes	63	41
Income tax provision	(21)	(31)
Net income including noncontrolling interests	42	10
Net income attributable to noncontrolling interests	—	—
Net income attributable to Resolute Forest Products Inc.	$42	$10
Net income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$0.45	$0.11
Diluted	0.45	0.11
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	92.4	91.2
Diluted	93.9	93.0
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions of U.S. dollars)

	Three Months Ended March 31,
	2019	2018
Net income including noncontrolling interests	$42	$10
Other comprehensive income:
Unamortized prior service credits
Change in unamortized prior service credits	(3)	(4)
Income tax provision	—	—
Change in unamortized prior service credits, net of tax	(3)	(4)
Unamortized actuarial losses
Change in unamortized actuarial losses	8	9
Income tax provision	(2)	(2)
Change in unamortized actuarial losses, net of tax	6	7
Other comprehensive income, net of tax	3	3
Comprehensive income including noncontrolling interests	45	13
Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income attributable to Resolute Forest Products Inc.	$45	$13
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions of U.S. dollars, except per share amount)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$69	$304
Accounts receivable, net:
Trade	353	347
Other	82	102
Inventories, net	556	508
Other current assets	58	43
Total current assets	1,118	1,304
Fixed assets, less accumulated depreciation of $1,538 and $1,498 as of March 31, 2019 and December 31, 2018, respectively	1,492	1,515
Amortizable intangible assets, less accumulated amortization of $24 as of both March 31, 2019 and December 31, 2018	51	50
Deferred income tax assets	872	876
Operating lease right-of-use assets	63	—
Other assets	206	190
Total assets	$3,802	$3,935
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$433	$427
Current portion of long-term debt	1	223
Current portion of operating lease liabilities	7	—
Total current liabilities	441	650
Long-term debt, net of current portion	422	422
Pension and other postretirement benefit obligations	1,247	1,257
Operating lease liabilities, net of current portion	59	—
Other liabilities	53	71
Total liabilities	2,222	2,400
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 119.1 shares issued and 91.1 shares outstanding as of March 31, 2019; 118.8 shares issued and 90.8 shares outstanding as of December 31, 2018	—	—
Additional paid-in capital	3,802	3,802
Deficit	(1,156)	(1,198)
Accumulated other comprehensive loss	(947)	(950)
Treasury stock at cost, 28.0 shares as of March 31, 2019 and December 31, 2018	(120)	(120)
Total Resolute Forest Products Inc. shareholders’ equity	1,579	1,534
Noncontrolling interests	1	1
Total equity	1,580	1,535
Total liabilities and equity	$3,802	$3,935
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions of U.S. dollars)

	Three Months Ended March 31, 2019
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance as of December 31, 2018	$—	$3,802	$(1,198)	$(950)	$(120)	$1	$1,535
Net income	—	—	42	—	—	—	42
Stock unit awards vested (0.3 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	3	—	—	3
Balance as of March 31, 2019	$—	$3,802	$(1,156)	$(947)	$(120)	$1	$1,580

	Three Months Ended March 31, 2018
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2017	$—	$3,793	$(1,294)	$(780)	$(120)	$1	$1,600
Share-based compensation, net of withholding taxes	—	3	—	—	—	—	3
Net income	—	—	10	—	—	—	10
Stock unit awards vested (0.1 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	3	—	—	3
Balance as of March 31, 2018	$—	$3,796	$(1,284)	$(777)	$(120)	$1	$1,616
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions of U.S. dollars)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income including noncontrolling interests	$42	$10
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	2	3
Depreciation and amortization	40	53
Reversal of inventory write-downs related to closures	—	(1)
Deferred income taxes	21	30
Net pension contributions and other postretirement benefit payments	(26)	(35)
(Gain) loss on translation of foreign currency denominated deferred income taxes	(19)	27
Loss (gain) on translation of foreign currency denominated pension and other postretirement benefit obligations	20	(22)
Net planned major maintenance (payments) amortization	(2)	6
Changes in working capital:
Accounts receivable	6	19
Inventories	(47)	(50)
Other current assets	(7)	(5)
Accounts payable and accrued liabilities	(6)	28
Other, net	(1)	(1)
Net cash provided by operating activities	23	62
Cash flows from investing activities:
Cash invested in fixed assets	(26)	(25)
Decrease (increase) in countervailing duty cash deposits on supercalendered paper	1	(5)
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	(14)	(14)
Decrease (increase) in countervailing duty cash deposits on uncoated groundwood paper	6	(2)
Net cash used in investing activities	(33)	(46)
Cash flows from financing activities:
Net repayments under revolving credit facilities	—	(9)
Payments of debt	(225)	—
Payments of financing and credit facility fees	—	(1)
Cash used in financing activities	(225)	(10)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	1	(1)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(234)	5
Cash and cash equivalents, and restricted cash:
Beginning of period	345	49
End of period	$111	$54
Cash and cash equivalents, and restricted cash at period end:
Cash and cash equivalents	$69	$13
Restricted cash (included in “Other current assets” and “Other assets”)	42	41
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
Financial statements
Our interim consolidated financial statements and accompanying notes (or the “Consolidated Financial Statements”) are unaudited and have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (or the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the unaudited interim Consolidated Financial Statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year. These unaudited interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019. Certain prior period amounts in our footnotes have been reclassified to conform to the 2019 presentation.
New accounting pronouncement adopted in 2019
ASU 2016-02 “Leases”
Effective January 1, 2019, we adopted Accounting Standards Update (or “ASU”) 2016-02, “Leases,” issued by the Financial Accounting Standards Board, and the series of related accounting standard updates that followed (collectively, “Topic 842”), through a cumulative-effect adjustment as of that date.
The effect of this ASU on our Consolidated Balance Sheet as of January 1, 2019, was as follows:

(Unaudited, in millions)	Before ASU	Effect of Change	As Adjusted
Amortizable intangible assets, net	$50	$1	$51
Operating lease right-of-use assets	—	65	65
Current portion of operating lease liabilities	—	7	7
Operating lease liabilities, net of current portion	—	60	60
Other liabilities	71	(1)	70
On adoption, we elected to apply the package of practical expedients that allows us not to reassess whether expired or existing contracts contain leases, the classification of these leases, and whether previously capitalized initial direct costs would qualify for capitalization under Topic 842. Furthermore, we elected to use hindsight in determining the lease term and assessing impairment of the operating lease right-of-use assets. As a result of the implementation of Topic 842, our leases accounting policy was updated as follows:
We determine if a contract contains a lease at inception. Leases are classified as either operating leases or finance leases. Operating leases are included in “Operating lease right-of-use assets,” “Current portion of operating lease liabilities,” and “Operating lease liabilities, net of current portion,” whereas finance leases are included in “Fixed assets, net,” “Current portion of long-term debt,” and “Long-term debt, net of current portion” in our Consolidated Balance Sheets. Leases with a term of less than 12 months are not recorded in our Consolidated Balance Sheets, and are expensed over the term of the lease in our Consolidated Statements of Operations.
Operating lease right-of-use assets represent our right to use an underlying asset for the term of the lease, and the related liabilities represent our obligation to make the lease payments arising from the lease. Operating lease right-of-use assets and the related liabilities are recognized at the lease commencement date based on the present value of the lease payments over the term

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

of the lease. Renewal and termination options are included in our lease terms when it is reasonably certain that they will be exercised. In determining the present value of lease payments, we use the implicit rate when readily determinable, or our estimated incremental borrowing rate, which is based on information available at the lease commencement date. Lease payments are expensed in our Consolidated Statements of Operations on a straight-line basis over the term of the lease.
For buildings, we account for the lease and non-lease components as a single lease component. For all other contracts, we account for the lease and non-lease components separately.
Note 2. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the three months ended March 31, 2019, was as follows:

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2018	$28	$(971)	$(7)	$(950)
Amounts reclassified from accumulated other comprehensive loss (1)	(3)	6	—	3
Balance as of March 31, 2019	$25	$(965)	$(7)	$(947)

(1)	See the table below for details about these reclassifications.
The reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2019, were comprised of the following:

(Unaudited, in millions)	Amounts Reclassified From Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(3)	Non-operating pension and other postretirement benefit credits (1)
	—	Income tax provision
	$(3)	Net of tax
Unamortized Actuarial Losses
Amortization of actuarial losses	$8	Non-operating pension and other postretirement benefit credits (1)
	(2)	Income tax provision
	$6	Net of tax
Total Reclassifications	$3	Net of tax

(1)	These items are included in the computation of net periodic benefit cost related to our pension and other postretirement benefit (or “OPEB”) plans summarized in Note 8, “Employee Benefit Plans.”

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 3. Net Income Per Share
The reconciliation of the basic and diluted net income per share for the three months ended March 31, 2019 and 2018, was as follows:

	Three Months Ended March 31,
(Unaudited, in millions, except per share amounts)	2019	2018
Numerator:
Net income attributable to Resolute Forest Products Inc.	$42	$10
Denominator:
Basic weighted-average number of Resolute Forest Products Inc. common shares outstanding	92.4	91.2
Dilutive impact of nonvested stock unit awards (1)	1.5	1.8
Diluted weighted-average number of Resolute Forest Products Inc. common shares outstanding	93.9	93.0
Net income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$0.45	$0.11
Diluted	0.45	0.11

(1)	When we refer to stock unit awards we mean equity-classified restricted stock units, deferred stock units and performance stock units.
The weighted-average number of outstanding stock options that were excluded from the calculation of diluted net income per share, as their impact would have been antidilutive, was 1.1 million and 1.3 million for the three months ended March 31, 2019 and 2018, respectively.
Note 4. Inventories, Net
Inventories, net as of March 31, 2019 and December 31, 2018, were comprised of the following:

(Unaudited, in millions)	March 31, 2019	December 31, 2018
Raw materials	$124	$106
Work in process	41	39
Finished goods	201	180
Mill stores and other supplies	190	183
	$556	$508

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 5. Operating leases
We have operating leases for buildings, machinery, chemical equipment, rail cars, and office equipment with remaining terms from less than one year to 24 years. These leases may include renewal options for up to 13 years.
The components of lease expense for the three months ended March 31, 2019, were as follows:

(Unaudited, in millions)	Three Months Ended March 31, 2019
Operating lease cost	$3
Variable lease cost (1)	6

(1)	Variable lease cost is determined by the consumption of the underlying asset.
Supplemental information related to operating leases was as follows:

(Unaudited)	March 31, 2019
Weighted-average remaining operating lease term (in years)	11.7
Weighted-average operating lease discount rate	4.7%

(Unaudited, in millions)	Three Months Ended March 31, 2019
Operating cash flow payments for operating lease liabilities	$3
The maturities of operating lease liabilities as of March 31, 2019, were as follows:

(Unaudited, in millions)	Operating Leases
Years ending December 31,
2019	$8
2020	10
2021	8
2022	8
2023	7
2024 and thereafter	45
Total lease payments	86
Less: imputed interest	(20)
Total operating lease liabilities	$66

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 6. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of March 31, 2019 and December 31, 2018, were comprised of the following:

(Unaudited, in millions)	March 31, 2019	December 31, 2018
Trade accounts payable	$303	$299
Accrued compensation	48	66
Accrued interest	9	5
Pension and other postretirement benefit obligations	17	17
Accrued provision for former Fibrek Inc. dissenting shareholders	10	—
Income and other taxes payable	3	4
Deposits	22	20
Other	21	16
	$433	$427
Note 7. Long-Term Debt
Overview
Long-term debt, including current portion, as of March 31, 2019 and December 31, 2018, was comprised of the following:

(Unaudited, in millions)	March 31, 2019	December 31, 2018
5.875% senior unsecured notes due 2023:
Principal amount	$375	$600
Deferred financing costs	(3)	(5)
Unamortized discount	(2)	(3)
Total 5.875% senior unsecured notes due 2023	370	592
Term loan due 2025	46	46
Finance lease obligation	7	7
Total debt	423	645
Less: Current portion of 5.875% senior unsecured notes due 2023	—	(222)
Less: Current portion of finance lease obligation	(1)	(1)
Long-term debt, net of current portion	$422	$422
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
On January 3, 2019 (the “closing date”), we repurchased $225 million in aggregate principal amount of the 2023 Notes, pursuant to a notes purchase agreement entered into on December 21, 2018, with certain noteholders, at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the closing date. The aggregate principal amount and related deferred financing costs and unamortized discount were included in “Current portion of long-term debt” in our Consolidated Balance Sheet as of December 31, 2018. As a result of the repurchase, we recorded a net loss on

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

extinguishment of debt of $3 million in “Other expense, net” in our Consolidated Statement of Operations for the three months ended March 31, 2019.
The fair value of the 2023 Notes (Level 1) was $375 million and $598 million as of March 31, 2019 and December 31, 2018, respectively.
Senior Secured Credit Facility
On September 7, 2016, we entered into a senior secured credit facility (or the “Senior Secured Credit Facility”) for up to $185 million. The Senior Secured Credit Facility provides a term loan of $46 million with a maturity date of September 7, 2025 (the “Term Loan”), and a revolving credit facility of up to $139 million with a maturity date of September 7, 2022 (the “Revolving Credit Facility”). As of March 31, 2019, we had $139 million of availability under the Revolving Credit Facility, which was undrawn. The fair value of the Term Loan (Level 2) approximated its carrying value as of both March 31, 2019 and December 31, 2018.
ABL Credit Facility
On May 22, 2015, we entered into a senior secured asset-based revolving credit facility (the “ABL Credit Facility”), with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves. The ABL Credit Facility will mature on May 22, 2020. As of March 31, 2019, we had $387 million of availability under the ABL Credit Facility, which was undrawn except for $51 million of ordinary course letters of credit outstanding.
Finance lease obligation
We have a finance lease obligation for a warehouse with a maturity date of December 1, 2027, which can be renewed for 20 years at our option. Minimum monthly payments are determined by an escalatory price clause.
Note 8. Employee Benefit Plans
Pension and other postretirement benefit plans
The components of net periodic benefit cost relating to our pension and OPEB plans for the three months ended March 31, 2019 and 2018, were as follows:
Pension Plans:

	Three Months Ended March 31,
(Unaudited, in millions)	2019	2018
Interest cost	$45	$48
Expected return on plan assets	(63)	(67)
Amortization of actuarial losses	9	10
Amortization of prior service credits	—	(1)
Non-operating pension credits	(9)	(10)
Service cost	4	5
	$(5)	$(5)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

OPEB Plans:

	Three Months Ended March 31,
(Unaudited, in millions)	2019	2018
Interest cost	$1	$1
Amortization of actuarial gains	(1)	(1)
Amortization of prior service credits	(3)	(3)
Non-operating other postretirement benefit credits	(3)	(3)
Service cost	—	—
	$(3)	$(3)
Defined contribution plans
Our expense for the defined contribution plans totaled $5 million for both the three months ended March 31, 2019 and 2018.
Note 9. Income Taxes
The income tax provision attributable to income before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the three months ended March 31, 2019 and 2018, as a result of the following:

	Three Months Ended March 31,
(Unaudited, in millions)	2019	2018
Income before income taxes	$63	$41
Income tax provision:
Expected income tax provision	(13)	(9)
Changes resulting from:
Valuation allowance (1)	(7)	(5)
Foreign exchange	3	(7)
U.S. tax on non-U.S. earnings (2)	—	(7)
State income taxes, net of federal income tax benefit	1	2
Foreign tax rate differences	(5)	(5)
	$(21)	$(31)

(1)	Relates to our U.S. operations.

(2)	Reduced income tax benefits on U.S. losses for the three months ended March 31, 2018.
Note 10. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, First Nations claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of March 31, 2019, will not have a material adverse effect on our Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Asbestos-related lawsuits
We are involved in a number of asbestos-related lawsuits filed primarily in U.S. state courts, including certain cases involving multiple defendants. These lawsuits principally allege direct or indirect personal injury or death resulting from exposure to asbestos-containing premises. While we dispute the plaintiffs’ allegations and intend to vigorously defend these claims, the ultimate resolution of these matters cannot be determined at this time. These lawsuits frequently involve claims for unspecified compensatory and punitive damages, and we are unable to reasonably estimate a range of possible losses. However, unfavorable rulings, judgments or settlement terms could materially impact our Consolidated Financial Statements. Certain cases, including cases that were scheduled in March 2019, were settled without any material impact in our Consolidated Statement of Operations for the three months ended March 31, 2019.
Countervailing duty and anti-dumping investigations on softwood lumber
On November 25, 2016, countervailing duty and anti-dumping petitions were filed with the U.S. Department of Commerce (or “Commerce”) and the U.S. International Trade Commission (or “ITC”) by certain U.S. softwood lumber products producers and forest landowners, requesting that the U.S. government impose countervailing and anti-dumping duties on Canadian-origin softwood lumber products exported to the U.S. One of our subsidiaries was identified in the petitions as being a Canadian exporting producer of softwood lumber products to the U.S. and was selected as a mandatory respondent to be investigated by Commerce in both the countervailing duty and anti-dumping investigations.
On April 24, 2017, Commerce announced its preliminary determination in the countervailing duty investigation and, as a result, after April 28, 2017, we were required to pay cash deposits to the U.S. Customs and Border Protection agency (or “U.S. Customs”) at a rate of 12.82% for estimated countervailing duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills. The preliminary rate remained in effect until August 26, 2017. Commerce changed the rate in its final affirmative determination on November 2, 2017, but the new rate did not take effect until December 28, 2017, following the ITC’s final affirmative determination and the publication by Commerce of a countervailing duty order. Since that date, we have been required to resume paying cash deposits to the U.S. Customs at a rate of 14.7% for our softwood lumber products U.S. imports from our Canadian sawmills. This rate will continue until Commerce sets a duty rate in an administrative review, or a new rate may be set through a remand determination by a North American Free Trade Agreement (or “NAFTA”) binational panel on appeal. Through March 31, 2019, our cash deposits totaled $91 million and, based on the 14.7% rate and our current operating parameters, could be as high as $60 million per year.
On June 26, 2017, Commerce announced its preliminary determination in the anti-dumping investigation and, as a result, after June 30, 2017, we were required to pay cash deposits to the U.S. Customs at a rate of 4.59% for estimated anti-dumping duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills. On November 2, 2017, Commerce announced its final affirmative determination in the anti-dumping investigation and, as a result, since November 8, 2017, we have been required to pay cash deposits to the U.S. Customs, at a rate of 3.2% for our softwood lumber products U.S. imports from our Canadian sawmills. This rate will apply until Commerce sets a duty rate in an administrative review, or a new rate may be set through a remand determination by a NAFTA binational panel on appeal. Through March 31, 2019, our cash deposits totaled $26 million and, based on the 3.2% rate and our current operating parameters, could be as high as $15 million per year.
We are not presently able to determine the ultimate resolution of these matters, but we believe it is not probable that we will ultimately be assessed with significant duties, if any, on our U.S. imports of Canadian-produced softwood lumber products. Accordingly, no contingent loss was recorded in respect of these petitions in our Consolidated Statements of Operations, and our cash deposits were recorded in “Other assets” in our Consolidated Balance Sheets.
Fibrek acquisition
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (or “Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Quebec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

connection with the proceedings, but we have accrued Cdn $14 million ($10 million, based on the exchange rate in effect on March 31, 2019) for the eventual payment of those claims. The hearing in this matter began in March 2019.
Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($110 million, based on the exchange rate in effect on March 31, 2019), would have to be funded if we do not obtain the relief sought. The hearing in this matter could occur in 2019.
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
We have environmental liabilities of $8 million recorded as of both March 31, 2019 and December 31, 2018, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
We also have asset retirement obligations of $23 million recorded as of both March 31, 2019 and December 31, 2018, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 11. Segment Information
We manage our business based on the products we manufacture. Accordingly, our reportable segments correspond to our principal product lines: market pulp, tissue, wood products, newsprint, and specialty papers.
None of the income or loss items following “Operating income” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, inventory write-downs related to closures, start-up costs, as well as other discretionary charges or credits are not allocated to our segments. We allocate depreciation and amortization expense to our segments, although the related fixed assets and amortizable intangible assets are not allocated to segment assets. Additionally, all selling, general and administrative expenses are allocated to our segments, with the exception of certain discretionary charges and credits, which we present under “corporate and other.”
Information about certain segment data for the three months ended March 31, 2019 and 2018, was as follows:

(Unaudited, in millions)	Market Pulp (1)	Tissue (2)	Wood Products (3)	Newsprint	Specialty Papers	Segment Total	Corporate and Other	Total
Sales
First three months
2019	$231	$39	$161	$212	$152	$795	$—	$795
2018	257	22	209	198	188	874	—	874
Depreciation and amortization
First three months
2019	$5	$5	$8	$7	$10	$35	$5	$40
2018	7	1	8	16	12	44	9	53
Operating income (loss)
First three months
2019	$42	$(8)	$6	$28	$15	$83	$(19)	$64
2018	33	(1)	53	(4)	(7)	74	(26)	48

(1)	Inter-segment sales of $11 million and $10 million, which are transacted at cost, were excluded from market pulp sales for the three months ended March 31, 2019 and 2018, respectively.

(2)	The operating results of our Calhoun (Tennessee) tissue operations, previously recorded under “corporate and other,” have been recorded in our tissue segment since April 1, 2018.

(3)	Wood products sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $5 million and $8 million for the three months ended March 31, 2019 and 2018, respectively.

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
The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018, the Balance Sheets as of March 31, 2019 and December 31, 2018, and the Statements of Cash Flows for the three months ended March 31, 2019 and 2018 for the Parent, the Guarantor Subsidiaries on a combined basis, and the Non-guarantor Subsidiaries also on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2019
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$672	$597	$(474)	$795
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	648	371	(465)	554
Depreciation and amortization	—	10	30	—	40
Distribution costs	—	26	79	(5)	100
Selling, general and administrative expenses	6	9	22	—	37
Operating (loss) income	(6)	(21)	95	(4)	64
Interest expense	(17)	(2)	(4)	14	(9)
Non-operating pension and other postretirement benefit credits	—	3	9	—	12
Other (expense) income, net	(3)	17	(4)	(14)	(4)
Equity in income of subsidiaries	68	11	—	(79)	—
Income before income taxes	42	8	96	(83)	63
Income tax provision	—	—	(22)	1	(21)
Net income including noncontrolling interests	42	8	74	(82)	42
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to Resolute Forest Products Inc.	$42	$8	$74	$(82)	$42
Comprehensive income attributable to Resolute Forest Products Inc.	$45	$6	$79	$(85)	$45

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2019
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$62	$7	$—	$69
Accounts receivable, net	1	298	136	—	435
Accounts receivable from affiliates	—	594	1,136	(1,730)	—
Inventories, net	—	212	361	(17)	556
Note, advance and interest receivable from parent	—	433	—	(433)	—
Interest receivable from affiliate	—	1	—	(1)	—
Other current assets	—	23	35	—	58
Total current assets	1	1,623	1,675	(2,181)	1,118
Fixed assets, net	—	525	967	—	1,492
Amortizable intangible assets, net	—	3	48	—	51
Deferred income tax assets	—	1	867	4	872
Operating lease right-of-use assets	—	30	33	—	63
Notes receivable from parent	—	883	—	(883)	—
Note receivable from affiliate	—	109	—	(109)	—
Investments in consolidated subsidiaries and affiliates	4,190	2,216	—	(6,406)	—
Other assets	—	139	67	—	206
Total assets	$4,191	$5,529	$3,657	$(9,575)	$3,802
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$14	$161	$258	$—	$433
Current portion of long-term debt	—	1	—	—	1
Current portion of operating lease liabilities	—	4	3	—	7
Accounts payable to affiliates	603	1,172	—	(1,775)	—
Note, advance and interest payable to subsidiaries	433	—	—	(433)	—
Interest payable to affiliate	—	—	1	(1)	—
Total current liabilities	1,050	1,338	262	(2,209)	441
Long-term debt, net of current portion	370	52	—	—	422
Notes payable to subsidiaries	883	—	—	(883)	—
Note payable to affiliate	—	—	109	(109)	—
Pension and other postretirement benefit obligations	—	338	909	—	1,247
Operating lease liabilities, net of current portion	—	27	32	—	59
Other liabilities	—	20	33	—	53
Total liabilities	2,303	1,775	1,345	(3,201)	2,222
Total equity	1,888	3,754	2,312	(6,374)	1,580
Total liabilities and equity	$4,191	$5,529	$3,657	$(9,575)	$3,802

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2018
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2019
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$7	$16	$—	$23
Cash flows from investing activities:
Cash invested in fixed assets	—	(14)	(12)	—	(26)
Decrease in countervailing duty cash deposits on supercalendered paper	—	1	—	—	1
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	—	(14)	—	—	(14)
Decrease in countervailing duty cash deposits on uncoated groundwood paper	—	6	—	—	6
Increase in notes receivable from parent	—	(225)	—	225	—
Net cash used in investing activities	—	(246)	(12)	225	(33)
Cash flows from financing activities:
Payments of debt	(225)	—	—	—	(225)
Increase in notes payable to subsidiaries	225	—	—	(225)	—
Net cash used in financing activities	—	—	—	(225)	(225)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	—	—	1	—	1
Net (decrease) increase in cash and cash equivalents, and restricted cash	—	(239)	5	—	(234)
Cash and cash equivalents, and restricted cash:
Beginning of period	—	306	39	—	345
End of period	$—	$67	$44	$—	$111
Cash and cash equivalents, and restricted cash at period end:
Cash and cash equivalents	$—	$62	$7	$—	$69
Restricted cash	—	5	37	—	42

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF THIRD-PARTY DATA
Statements in this Form 10-Q that are not reported financial results or other historical information of Resolute Forest Products are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: efforts and initiatives to reduce costs and increase revenues and profitability; business and operating outlook; future pension obligations; assessment of market conditions; growth strategies and prospects, and the growth potential of the Company and the industry in which we operate; liquidity; future cash flows, including as a result of the changes to our pension funding obligations; and strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt,” “project,” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs, and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations, and performance to differ materially from those expressed or implied in this Form 10-Q include, but are not limited to, the impact of: developments in non-print media, and the effectiveness of our responses to these developments; intense competition in the forest products industry; any inability to offer products certified to globally recognized forestry management and chain of custody standards; any inability to successfully implement our strategies to increase our earnings power; the possible failure to successfully integrate acquired businesses with ours or to realize the anticipated benefits of acquisitions, such as our entry into tissue production and sales, or divestitures or other strategic transactions or projects; uncertainty or changes in political or economic conditions in the United States, Canada or other countries in which we sell our products; global economic conditions; the highly cyclical nature of the forest products industry; any difficulties in obtaining timber or wood fiber at favorable prices, or at all; changes in the cost of purchased energy and other raw materials; physical and financial risks associated with global, regional, and local weather conditions, and climate change; any disruption in operations or increased labor costs due to labor disputes; difficulties in our employee relations or retention; disruptions to our supply chain, operations, or the delivery of our products; disruptions to our information technology systems including cybersecurity incidents; risks related to the operation and transition of legacy system applications; negative publicity, even if unjustified; currency fluctuations; any increase in the level of required contributions to our pension plans, including as a result of any increase in the amount by which they are underfunded; our ability to maintain adequate capital resources to provide for all of our substantial capital requirements; the terms of our outstanding indebtedness, which could restrict our current and future operations; losses that are not covered by insurance; any additional closure costs and long-lived asset impairment or accelerated depreciation charges; any need to record additional valuation allowances against our recorded deferred income tax assets; our exports from one country to another country becoming or remaining subject to duties, cash deposit requirements, border taxes, quotas, or other trade remedies or restrictions; countervailing and anti-dumping duties on imports to the U.S. of substantially all of our softwood lumber products produced at our Canadian sawmills; any failure to comply with laws or regulations generally; any additional environmental or health and safety liabilities; any violation of trade laws, export controls, or other laws relating to our international sales and operations; adverse outcomes of legal proceedings, claims and governmental inquiries, investigations, and other disputes in which we are involved; the actions of holders of a significant percentage of our common stock; and the potential risks and uncertainties set forth under Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission, or the “SEC”, on March 1, 2019 (the “2018 Annual Report”).
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
We are guided by our vision and values, focusing on safety, sustainability, profitability, accountability, and teamwork. We believe we can be distinguished by the following competitive strengths:

•	Competitive cost structure combined with diversified and integrated asset base

–	large-scale, efficient and cost-effective operations;

–	access to renewable virgin fiber;

–	significant internal energy production from cogeneration and hydroelectric facilities;

–
raw materials for our paper, pulp and cogeneration facilities in Canada, our pellet plant at Thunder Bay (Ontario), as well as our value-added and engineered wood facilities in Quebec provided primarily by our sawmills;

–	strategically located mills, including economical access to international markets;

–	competitive selling, general and administrative expenses (or “SG&A”) to sales ratio;

–	ability to optimize staffing across our various operations; and

–	significant tax assets that help defer cash taxes and provide synergies in the execution of our growth and diversification strategy.

•
Strong balance sheet – our low debt, which has favorable pricing and flexibility, combined with strong liquidity levels, provide us with the ability to execute our strategy, particularly the continued transformation to a more profitable and sustainable company for the long term.

•
Seasoned management team – our senior management team has many years of experience in the pulp, tissue, wood products, and paper industries. In addition, we have an integrated leadership system focused on increasing our organizational capability by optimizing organizational structure, clarifying each employee’s role and accountabilities, improving the link between compensation and individual performance, and improving our succession planning process.

Our Business
For information relating to our products, strategy and highlights, sustainable development and performance, and power generation assets, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Our Business” in our 2018 Annual Report.

First Quarter Overview
Three months ended March 31, 2019 vs. March 31, 2018
Our operating income was $64 million in the quarter, compared to $48 million in the first quarter of 2018. Excluding special items, we also generated operating income of $64 million, compared to $55 million in the year-ago period. Special items are described below.
Our net income in the quarter was $42 million, or $0.45 per diluted share, compared to $10 million, or $0.11 per diluted share, in the year-ago period. Our net income in the quarter, excluding special items, was $30 million, or $0.32 per diluted share, compared to $17 million, or $0.18 per diluted share, in the year-ago period.

Three Months Ended March 31, 2019	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$64	$42	$0.45
Adjustments for special items:
Foreign exchange loss	—	4	0.04
Non-operating pension and other postretirement benefit credits	—	(12)	(0.13)
Income tax effect of special items	—	(4)	(0.04)
Adjusted for special items (1)	$64	$30	$0.32

Three Months Ended March 31, 2018	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$48	$10	$0.11
Adjustments for special items:
Foreign exchange loss	—	1	0.01
Reversal of inventory write-downs related to closures	(1)	(1)	(0.01)
Start-up costs	8	8	0.09
Non-operating pension and other postretirement benefit credits	—	(13)	(0.14)
Other expense, net	—	6	0.06
Income tax effect of special items	—	6	0.06
Adjusted for special items (1)	$55	$17	$0.18
(1)Operating income (loss), net income (loss) and net income (loss) per share (or “EPS”), in each case as adjusted for special items, are not financial measures recognized under U.S. generally accepted accounting principles (or “GAAP”). We calculate operating income (loss), as adjusted for special items, as operating income (loss) from our Consolidated Statements of Operations, adjusted for items such as inventory write-downs related to closures, start-up costs, and other charges or credits that are excluded from our segment’s performance from GAAP operating income (loss). We calculate net income (loss), as adjusted for special items, as net income (loss) from our Consolidated Statements of Operations, adjusted for the same special items applied to operating income (loss), in addition to foreign exchange gains and losses, non-operating pension and other postretirement benefit (or “OPEB”) costs and credits, other income and expense, net, and the income tax effect of the special items. EPS, as adjusted for special items, is calculated as net income (loss), as adjusted for special items, per diluted share. We believe that using these non-GAAP measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to more easily compare our operations and financial performance from period to period. Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

ASU 2016-02 “Leases”
Effective January 1, 2019, we adopted Accounting Standards Update (or “ASU”) 2016-02, “Leases,” issued by the Financial Accounting Standards Board, and the series of related accounting standard updates that followed, through a cumulative-effect adjustment as of that date. For more information, including the effect on our Consolidated Balance Sheet as of January 1, 2019, refer to Note 1, “Organization and Basis of Presentation – New accounting pronouncement adopted in 2019,” to our Consolidated Financial Statements.
RESULTS OF OPERATIONS
Consolidated Results
Selected financial information

	Three Months Ended March 31,
(Unaudited, in millions, except per share amounts)	2019	2018
Sales	$795	$874
Operating income (loss) per segment:
Market pulp	42	33
Tissue	(8)	(1)
Wood products	6	53
Newsprint	28	(4)
Specialty papers	15	(7)
Segment total	83	74
Corporate and other	(19)	(26)
Operating income	64	48
Net income attributable to Resolute Forest Products Inc.	42	10
Net income per common share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$0.45	$0.11
Diluted	0.45	0.11
Adjusted EBITDA (1)	$104	$108

(Unaudited, in millions)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$69	$304
Total assets	3,802	3,935

(1)
Earnings before interest expense, income taxes, and depreciation and amortization (or “EBITDA”) and adjusted EBITDA are not financial measures recognized under GAAP. EBITDA is calculated as net income (loss) including noncontrolling interests from the Consolidated Statements of Operations, adjusted for interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA means EBITDA, excluding special items, such as foreign exchange gains and losses, inventory write-downs related to closures, start-up costs, non-operating pension and OPEB costs and credits, and other charges or credits. We believe that using non-GAAP measures such as EBITDA and adjusted EBITDA is useful because they are consistent with the indicators management uses internally to measure the Company’s performance and it allows the reader to more easily compare our operations and financial performance from period to period. EBITDA and adjusted EBITDA are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

	Three Months Ended March 31,
(Unaudited, in millions)	2019	2018
Net income including noncontrolling interests	$42	$10
Interest expense	9	13
Income tax provision	21	31
Depreciation and amortization	40	53
EBITDA	$112	$107
Foreign exchange loss	4	1
Reversal of inventory write-downs related to closures	—	(1)
Start-up costs	—	8
Non-operating pension and other postretirement benefit credits	(12)	(13)
Other expense, net	—	6
Adjusted EBITDA	$104	$108
The operating results of our Calhoun (Tennessee) tissue operations, previously recorded under “corporate and other,” have been recorded in our tissue segment since April 1, 2018.
Three months ended March 31, 2019 vs. March 31, 2018
Operating income variance analysis
Sales
Sales decreased by $79 million, or 9%, compared to the year-ago period, to $795 million. After removing the effect of the divestitures of the Catawba (South Carolina) and Fairmont (West Virginia) facilities in the fourth quarter of 2018, sales volume had an unfavorable impact of $22 million, mainly due to weaker lumber and newsprint market conditions. Pricing, however, had a $37 million favorable impact on sales, reflecting increases in the average transaction price for market pulp, newsprint, and specialty papers, each up by 14%, while the average transaction price for wood products fell by 19%. The inclusion of our Calhoun tissue operations’ results in our tissue segment increased sales by $16 million.
Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs, which we refer to as “COS”, improved by $60 million in the quarter. After removing the lower volume, the COS related to Calhoun’s tissue operations, the divestitures, and the Canadian dollar fluctuation, COS increased by $51 million, reflecting:

•	higher wood fiber costs ($20 million), mostly due to wood shortages;

•	an increase in maintenance costs ($12 million), largely scheduled repairs;

•	higher labor expense ($9 million); and

•	a rise in recycled fiber prices ($8 million).
Depreciation and amortization
Depreciation and amortization was $13 million lower in the quarter, reflecting the full amortization of certain newsprint assets at the end of the fourth quarter of 2018, the divestitures of the Catawba and Fairmont facilities, and the increase of the useful lives of certain of our newsprint machinery and equipment.
Selling, general and administrative expenses
SG&A improved by $6 million in the quarter, mainly due to lower project costs.
Net income variance analysis
Interest expense
Interest expense was $4 million lower, as we repurchased $225 million in aggregate principal amount of our 5.875% senior unsecured notes due 2023 (or the “2023 notes”) on January 3, 2019, and we fully repaid borrowings of $144 million under our revolving credit facilities in 2018.
Income taxes
We recorded an income tax provision of $21 million in the period, on income before income taxes of $63 million, compared to an expected income tax provision of $13 million based on the U.S. federal statutory income tax rate of 21%. The difference reflects a $7 million valuation allowance related to our U.S. operations where we recognize a valuation allowance against virtually all of our net deferred income tax assets, and state and foreign tax rate differences ($4 million), partly offset by foreign exchange items ($3 million).
In the first quarter of 2018, we recorded an income tax provision of $31 million, on income before income taxes of $41 million, compared to an expected income tax provision of $9 million based on the U.S. federal statutory income tax rate of 21%. The difference reflects U.S. tax on non-U.S. earnings ($7 million), foreign exchange items ($7 million), a valuation allowance ($5 million) related to our U.S. operations where we recognize a valuation allowance against virtually all of our net deferred income tax assets, and state and foreign tax rate differences ($3 million).
Segment Earnings
We manage our business based on the products we manufacture. Our reportable segments correspond to our principal product lines: market pulp, tissue, wood products, newsprint, and specialty papers.
We do not allocate any of the income or loss items following “operating income” in our Consolidated Statements of Operations to our segments because those items are reviewed separately by management. Similarly, we do not allocate to the segments: inventory write-downs related to closures; start-up costs; as well as other discretionary charges or credits.
We allocate depreciation and amortization expense to our segments, although the related fixed assets and amortizable intangible assets are not allocated to segment assets. Additionally, all SG&A are allocated to our segments, with the exception of certain discretionary charges and credits, which we present under “corporate and other.”

MARKET PULP
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2019	2018
Sales	$231	$257
Operating income (1)	42	33
EBITDA (2)	47	40
(In thousands of metric tons)
Shipments	286	362
Downtime	8	6

	March 31,
(Unaudited, in thousands of metric tons)	2019	2018
Finished goods inventory	78	91

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2019	2018
Net income including noncontrolling interests	$42	$33
Depreciation and amortization	5	7
EBITDA	47	40
Industry trends

World demand for chemical pulp fell by 0.5% in the first quarter compared to the year-ago period, reflecting decreases of 5.4% and 4.8% in China and Western Europe, respectively, while North America was up 9.4%. World capacity grew by 1.2% over the same period.
World demand for softwood pulp grew by 3.5% in the first quarter of 2019, with increases in shipments to North America and China of 9.9% and 7.4%, respectively, while Western Europe was down by 5.0%. The operating rate was 93%.
In the same period, demand for hardwood pulp dropped by 3.5%, with shipments to China and Western Europe down by 14.2% and 4.7%, respectively, while North America was up by 9.4%. The operating rate was 84%, reflecting significant producer inventory accumulation, mainly from Latin American producers.
Three months ended March 31, 2019 vs. March 31, 2018
Operating income variance analysis

MARKET PULP

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

33
(53)
(1)
28
45
(23)
3
5
1
2
2
42
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'18 OPERATING INCOME
Divestitures
Volume
Pricing
FX
Divestitures
Volume
Manufacturing costs
FX
Divestitures
Volume
Other items
Depreciation and amortization
SG&A
Q1'19 OPERATING INCOME

Sales
Sales were $26 million lower, or 10%, to $231 million in the first quarter of the year, reflecting lower shipments of 76,000 metric tons due to the sale of the paper and pulp mill at Catawba and the recycled bleached kraft pulp mill at Fairmont. Lower sales volume was compensated by an increase in the average transaction price of $98 per metric ton, as price increases were realized across all grades.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs increased by $23 million after adjusting for the divestitures and the Canadian dollar fluctuation, reflecting:

•	higher wood fiber costs ($9 million), due to wood shortages;

•	a rise in recycled fiber prices ($8 million); and

•	higher maintenance costs ($4 million), mostly planned.
Depreciation and amortization
Depreciation and amortization was $2 million lower in the quarter, due to the divestitures of the Catawba and Fairmont facilities.

TISSUE
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2019	2018
Sales	$39	$22
Operating loss (1)	(8)	(1)
EBITDA (2)	(3)	—
(In thousands of short tons)
Shipments (3)	24	15
Downtime	1	—

	March 31,
(Unaudited, in thousands of short tons)	2019	2018
Finished goods inventory (3)	7	11

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

(3)	Tissue converted products, which are measured in cases, are converted to short tons.

	Three Months Ended March 31,
(Unaudited, in millions)	2019	2018
Net loss including noncontrolling interests	$(8)	$(1)
Depreciation and amortization	5	1
EBITDA	(3)	—
Industry trends
Total tissue consumption in the U.S. grew by 3.6% in the first quarter compared to the same period last year. U.S. converted tissue products shipments also increased by 2.5%, as a result of an increase in away-from-home shipments, up 3.8%, and at-

home shipments, up 1.9%. U.S. parent roll production showed a growth of 2.8% from the year-ago period. Tissue capacity also increased by 3.0%, contributing to a 92% average industry operating rate, unchanged from the year-ago period.
Three months ended March 31, 2019 vs. March 31, 2018
Operating loss variance analysis

TISSUE

(unaudited, in $ millions)

OPERATING LOSS VARIANCE

(1)
1
16
(1)
(1)
1
(15)
(2)
(4)
(2)
(8)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'18 OPERATING LOSS
Volume
Pricing
Calhoun Tissue
Divestiture
Volume
Manufacturing costs
Calhoun Tissue
Volume
Calhoun Tissue
Depreciation and amortization
SG&A
Q1'19 OPERATING LOSS

The operating results of our Calhoun tissue operations have been recorded in our tissue segment since April 1, 2018. The operating loss of $12 million incurred in the first quarter of 2018 for our Calhoun tissue manufacturing and converting facility was recorded under “corporate and other.”
Sales
Sales were $17 million higher, to $39 million in the first quarter of the year, reflecting an increase in shipments of 9,000 short tons due to the inclusion of Calhoun’s results in our tissue segment starting on April 1, 2018. The favorable volume reflects a 25% increase in converted products shipments at our Florida mills in the quarter compared to the year-ago period.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the higher volume, the higher pulp costs with the divestiture of the Fairmont mill, and the COS related to Calhoun’s operations, our manufacturing costs improved by $1 million compared to the year-ago period due to lower maintenance costs.
Depreciation and amortization
Depreciation and amortization was $4 million higher in the quarter, attributable to the inclusion of Calhoun’s results in our tissue segment.

WOOD PRODUCTS
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2019	2018
Sales	$161	$209
Operating income (1)	6	53
EBITDA (2)	14	61
(In millions board feet)
Shipments (3)	428	455
Downtime	41	23

	March 31,
(Unaudited, in millions board feet)	2019	2018
Finished goods inventory (3)	159	140

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

(3)	Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Three Months Ended March 31,
(Unaudited, in millions)	2019	2018
Net income including noncontrolling interests	$6	$53
Depreciation and amortization	8	8
EBITDA	14	61
Industry trends
Average U.S. housing starts were 1.2 million on a seasonally-adjusted basis in the first quarter of 2019, down 9.4% from the same period last year, which reflects a 19.7% decrease in multi-family starts, and a 4.6% decrease in single-family starts. The

2x4 – Random Length (or “RL”) #1-2 Kiln Dried Great Lakes (or “KD GL”) price dropped by 26.4% in the first quarter of 2019 compared to the year-ago period, while the 2x4x8 Stud KD GL price was down by 18.1%.
Three months ended March 31, 2019 vs. March 31, 2018
Operating income variance analysis

WOOD PRODUCTS
(unaudited, in $ millions)

53
(12)
(36)
6
(11)
6
1
(2)
1
6
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'18 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1'19 OPERATING INCOME

Sales
Sales were $48 million lower, or 23%, to $161 million in the first quarter of the year. The average transaction price decreased by $85 per thousand board feet, or 19%, reflecting weaker lumber market conditions experienced since the latter part of 2018. Shipments decreased by 27 million board feet, as adverse weather conditions this quarter affected construction activity. Despite downtime of 41 million board feet this quarter, finished goods inventory remained elevated at 159 million board feet.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the lower volume and the Canadian dollar fluctuation, manufacturing costs increased by $11 million, reflecting higher fiber costs ($8 million) and an increase in maintenance costs ($2 million).

NEWSPRINT
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2019	2018
Sales	$212	$198
Operating income (loss) (1)	28	(4)
EBITDA (2)	35	12
(In thousands of metric tons)
Shipments	335	355
Downtime	1	8

	March 31,
(Unaudited, in thousands of metric tons)	2019	2018
Finished goods inventory	135	93

(1)	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2019	2018
Net income (loss) including noncontrolling interests	$28	$(4)
Depreciation and amortization	7	16
EBITDA	35	12
Industry trends
North American demand for newsprint declined by 15.0% in the first quarter of the year compared to the same period last year, driven by a reduction in demand from newspaper publishers, down by 17.4%, reflecting the decrease in consumption and consumer inventory destocking. Demand from commercial printers also decreased, dropping by 10.3%. The North American shipment-to-capacity ratio was 84% in the first quarter of 2019, down from 94% in the year-ago period.

Global demand for newsprint was down by 8.0% in the first quarter compared to the year-ago period, with Asia down 9.3%, and Western Europe 2.9%. The global operating rate was 85%, compared to 91% in the year-ago period.
Three months ended March 31, 2019 vs. March 31, 2018
Operating income (loss) variance analysis

NEWSPRINT

(unaudited, in $ millions)

OPERATING INCOME (LOSS) VARIANCE

(4)
(11)
27
(2)
7
(8)
6
2
2
9
28
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'18 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1'19 OPERATING INCOME

Sales
Newsprint sales increased by $14 million, or 7%, to $212 million in the first quarter of the year, reflecting an increase of $76 per metric ton in the average transaction price, as price increases were realized in both North American and export markets. Shipments, however, decreased by 20,000 metric tons, mainly resulting from softer market conditions and the timing of shipments. Accordingly, finished goods inventory increased to 135,000 metric tons.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the lower volume and the Canadian dollar fluctuation, manufacturing costs increased by $8 million, mainly reflecting:

•	higher maintenance costs ($2 million), mostly due to more planned repairs;

•	an increase in wood fiber costs ($2 million); and

•	higher labor costs ($2 million).
Depreciation and amortization
Depreciation and amortization was $9 million lower in the quarter, reflecting the full amortization of certain assets at the end of the fourth quarter of 2018 and the increase of the useful lives of certain of our machinery and equipment.

SPECIALTY PAPERS
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2019	2018
Sales	$152	$188
Operating income (loss) (1)	15	(7)
EBITDA (2)	25	5
(In thousands of short tons)
Shipments	199	279
Downtime	12	3

	March 31,
(Unaudited, in thousands of short tons)	2019	2018
Finished goods inventory	54	68

(1)	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2019	2018
Net income (loss) including noncontrolling interests	$15	$(7)
Depreciation and amortization	10	12
EBITDA	25	5
Industry trends
North American demand for uncoated mechanical papers was down by 8.7% in the first quarter of 2019 compared to the year-ago period. Lower demand for standard papers drove this decline, decreasing by 16.0%, while the demand for supercalendered (or “SC”) grades was essentially unchanged. The operating rate decreased to 83%, compared to 91% in the year-ago period.

Three months ended March 31, 2019 vs. March 31, 2018
Operating income (loss) variance analysis

SPECIALTY PAPERS
(unaudited, in $ millions)

(7)
(55)
1
18
52
(1)
(10)
4
7
2
2
2
15
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'18 OPERATING LOSS
Divestiture
Volume
Pricing
FX
Divestiture
Volume
Manufacturing costs
FX
Divestiture
Volume
Other items
Depreciation and amortization
SG&A
Q1'19 OPERATING INCOME

Sales
Specialty paper sales decreased by $36 million, or 19%, to $152 million in the first quarter of the year. While the average transaction price rose by $93 per short ton, reflecting price increases across all grades, shipments decreased by 80,000 short tons, due to the sale of the paper and pulp mill at Catawba.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs increased by $10 million after adjusting for the higher volume, the Catawba mill divestiture, and the Canadian dollar fluctuation, mainly due to higher maintenance costs ($4 million), largely due to more planned repairs, and an increase in labor costs ($3 million).
Depreciation and amortization
Depreciation and amortization was $2 million lower in the quarter, largely attributable to the divestiture of the Catawba facility.

Corporate and Other
Highlights

	Three Months Ended March 31,
(Unaudited, in millions)	2019	2018
Cost of sales, excluding depreciation, amortization and distribution costs	$(7)	$(7)
Depreciation and amortization	(5)	(9)
Selling, general and administrative expenses	(7)	(10)
Operating loss	$(19)	$(26)
Interest expense	(9)	(13)
Non-operating pension and other postretirement benefit credits	12	13
Other expense, net	(4)	(7)
Income tax provision	(21)	(31)
Net loss including noncontrolling interests	$(41)	$(64)
The table below shows the reconciliation of net loss including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2019	2018
Net loss including noncontrolling interests	$(41)	$(64)
Interest expense	9	13
Income tax provision	21	31
Depreciation and amortization	5	9
EBITDA	$(6)	$(11)
Foreign exchange loss	4	1
Reversal of inventory write-downs related to closures	—	(1)
Start-up costs	—	8
Non-operating pension and other postretirement benefit credits	(12)	(13)
Other expense, net	—	6
Adjusted EBITDA	$(14)	$(10)
Three months ended March 31, 2019 vs. March 31, 2018
Depreciation and amortization
Depreciation and amortization was $4 million lower in the first quarter, mainly explained by the depreciation and amortization associated with our Calhoun tissue manufacturing and converting facility recorded in our tissue segment since April 1, 2018.
Selling, general and administrative expenses
SG&A improved by $3 million in the quarter, mainly reflecting lower project costs.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, net cash provided by operations, and our revolving credit facilities to fund our operations, make pension contributions, and finance our working capital, capital expenditures, and duty cash deposits. In addition, from time to time we may use available cash to reduce debt and to return capital to shareholders, including through share repurchases or special dividends. As of March 31, 2019, we had cash and cash equivalents of $69 million and availability of $526 million under our revolving credit facilities.
Based on our current projections, we expect to have sufficient financial resources available to finance our business plan, make pension contributions, meet working capital and duty cash deposit requirements, and maintain an appropriate level of capital spending.
Based on market conditions, we may seek to retire, repay or refinance our outstanding indebtedness, including under the 2023 notes and credit facilities, through redemptions, prepayments, open market purchases or individually negotiated transactions, as we continue to focus on reducing costs and enhancing our flexibility.
Flow of Funds
Summary of cash flows
A summary of cash flows for the three months ended March 31, 2019 and 2018, was as follows:

	Three Months Ended March 31,
(Unaudited, in millions)	2019	2018
Net cash provided by operating activities	$23	$62
Net cash used in investing activities	(33)	(46)
Cash used in financing activities	(225)	(10)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	1	(1)
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(234)	$5
Three months ended March 31, 2019 vs. March 31, 2018
Net cash provided by operating activities
We generated $23 million of cash from operating activities in the first quarter of 2019, compared to $62 million in the year-ago period. The decrease is primarily attributable to an increase in working capital in the current period, which includes the seasonal increase in log inventory and a rise in newsprint finished goods inventory, partially offset by lower pension contributions.
Net cash used in investing activities
We used $33 million of cash in investing activities in the current quarter, including $26 million in capital expenditures. Compared to the year-ago period, cash used in investing activities was $13 million lower, reflecting:

•
the full refund of countervailing duty cash deposits on imports of uncoated groundwood paper to the U.S. of $6 million in the current quarter, compared to cash deposits of $2 million made in the year-ago period; and

•
the refund of the outstanding countervailing duty cash deposits on imports of SC paper to the U.S. of $1 million in the current quarter, compared to cash deposits of $5 million made in the first quarter of 2018.

Cash used in financing activities
We repurchased $225 million in aggregate principal amount of our 2023 notes on January 3, 2019. This compares to repayments of $9 million under our revolving credit facilities in the first quarter of 2018.

RESOLUTE FOREST PRODUCTS INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2018 Annual Report. There have been no material changes in our exposure to market risk as previously disclosed in our 2018 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of March 31, 2019. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
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
In addition to the legal proceedings presented under Part I, Item 3, “Legal Proceedings,” in our 2018 Annual Report, see the description of our material pending legal proceedings in Note 10, “Commitments and Contingencies – Legal matters,” to our Consolidated Financial Statements, which is incorporated in this “Item 1 – Legal Proceedings” by reference.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors” in our 2018 Annual Report, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors previously disclosed in our 2018 Annual Report.

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

**
Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOLUTE FOREST PRODUCTS INC.

By	/s/ Remi G. Lalonde
Remi G. Lalonde
Senior Vice President and Chief Financial Officer

By	/s/ Hugues Dorban
Hugues Dorban
Vice President and Chief Accounting Officer
Date: May 10, 2019