Form 10-Q
period 2019-06-30
Resolute Forest Products Inc.
filed 2019-08-09
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM    TO
COMMISSION FILE NUMBER: 001-33776
RESOLUTE FOREST PRODUCTS INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0526415
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

111 Robert-Bourassa Boulevard	Suite 5000	Montreal	Quebec	Canada	H3C 2M1
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
Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒
As of July 31, 2019, there were 89,293,752 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions of U.S. dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	$755	$976	$1,550	$1,850
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	536	639	1,090	1,253
Depreciation and amortization	42	54	82	107
Distribution costs	101	123	201	239
Selling, general and administrative expenses	36	42	73	85
Closure costs, impairment and other related charges	—	1	—	1
Net gain on disposition of assets	—	(4)	—	(4)
Operating income	40	121	104	169
Interest expense	(7)	(11)	(16)	(24)
Non-operating pension and other postretirement benefit credits	12	12	24	25
Other expense, net	(1)	(3)	(5)	(10)
Income before income taxes	44	119	107	160
Income tax provision	(19)	(47)	(40)	(78)
Net income including noncontrolling interests	25	72	67	82
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Resolute Forest Products Inc.	$25	$72	$67	$82
Net income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$0.27	$0.79	$0.73	$0.90
Diluted	0.27	0.77	0.71	0.88
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	92.4	91.3	92.4	91.2
Diluted	93.6	93.2	93.8	93.1
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income including noncontrolling interests	$25	$72	$67	$82
Other comprehensive (loss) income:
Unamortized prior service credits
Change in unamortized prior service credits	(4)	(4)	(7)	(8)
Income tax provision	—	—	—	—
Change in unamortized prior service credits, net of tax	(4)	(4)	(7)	(8)
Unamortized actuarial losses
Change in unamortized actuarial losses	3	9	11	18
Income tax provision	—	(2)	(2)	(4)
Change in unamortized actuarial losses, net of tax	3	7	9	14
Other comprehensive (loss) income, net of tax	(1)	3	2	6
Comprehensive income including noncontrolling interests	24	75	69	88
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Resolute Forest Products Inc.	$24	$75	$69	$88
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions of U.S. dollars, except per share amount)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$98	$304
Accounts receivable, net:
Trade	333	347
Other	67	102
Inventories, net	530	508
Other current assets	42	43
Total current assets	1,070	1,304
Fixed assets, less accumulated depreciation of $1,579 and $1,498 as of June 30, 2019 and December 31, 2018, respectively	1,479	1,515
Amortizable intangible assets, less accumulated amortization of $25 and $24 as of June 30, 2019 and December 31, 2018, respectively	50	50
Deferred income tax assets	869	876
Operating lease right-of-use assets	63	—
Other assets	221	190
Total assets	$3,752	$3,935
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$376	$427
Current portion of long-term debt	1	223
Current portion of operating lease liabilities	8	—
Total current liabilities	385	650
Long-term debt, net of current portion	422	422
Pension and other postretirement benefit obligations	1,231	1,257
Operating lease liabilities, net of current portion	59	—
Other liabilities	55	71
Total liabilities	2,152	2,400
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 119.1 shares issued and 90.4 shares outstanding as of June 30, 2019; 118.8 shares issued and 90.8 shares outstanding as of December 31, 2018	—	—
Additional paid-in capital	3,803	3,802
Deficit	(1,131)	(1,198)
Accumulated other comprehensive loss	(948)	(950)
Treasury stock at cost, 28.7 shares and 28.0 shares as of June 30, 2019 and December 31, 2018, respectively	(125)	(120)
Total Resolute Forest Products Inc. shareholders’ equity	1,599	1,534
Noncontrolling interests	1	1
Total equity	1,600	1,535
Total liabilities and equity	$3,752	$3,935
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions of U.S. dollars)

	Three Months Ended June 30, 2019
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance as of March 31, 2019	$—	$3,802	$(1,156)	$(947)	$(120)	$1	$1,580
Share-based compensation, net of withholding taxes	—	1	—	—	—	—	1
Net income	—	—	25	—	—	—	25
Purchases of treasury stock (0.7 shares) (Note 11)	—	—	—	—	(5)	—	(5)
Other comprehensive loss, net of tax	—	—	—	(1)	—	—	(1)
Balance as of June 30, 2019	$—	$3,803	$(1,131)	$(948)	$(125)	$1	$1,600

	Six Months Ended June 30, 2019
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance as of December 31, 2018	$—	$3,802	$(1,198)	$(950)	$(120)	$1	$1,535
Share-based compensation, net of withholding taxes	—	1	—	—	—	—	1
Net income	—	—	67	—	—	—	67
Purchases of treasury stock (0.7 shares) (Note 11)	—	—	—	—	(5)	—	(5)
Stock unit awards vested (0.3 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	2	—	—	2
Balance as of June 30, 2019	$—	$3,803	$(1,131)	$(948)	$(125)	$1	$1,600

	Three Months Ended June 30, 2018
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of March 31, 2018	$—	$3,796	$(1,284)	$(777)	$(120)	$1	$1,616
Share-based compensation, net of withholding taxes	—	1	—	—	—	—	1
Net income	—	—	72	—	—	—	72
Other comprehensive income, net of tax	—	—	—	3	—	—	3
Balance as of June 30, 2018	$—	$3,797	$(1,212)	$(774)	$(120)	$1	$1,692

	Six Months Ended June 30, 2018
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2017	$—	$3,793	$(1,294)	$(780)	$(120)	$1	$1,600
Share-based compensation, net of withholding taxes	—	4	—	—	—	—	4
Net income	—	—	82	—	—	—	82
Stock unit awards vested (0.1 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	6	—	—	6
Balance as of June 30, 2018	$—	$3,797	$(1,212)	$(774)	$(120)	$1	$1,692
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions of U.S. dollars)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income including noncontrolling interests	$67	$82
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	3	5
Depreciation and amortization	82	107
Reversal of inventory write-downs related to closures	—	(1)
Deferred income taxes	40	75
Net pension contributions and other postretirement benefit payments	(57)	(70)
Net gain on disposition of assets	—	(4)
(Gain) loss on translation of foreign currency denominated deferred income taxes	(35)	44
Loss (gain) on translation of foreign currency denominated pension and other postretirement benefit obligations	37	(36)
Net planned major maintenance amortization (payments)	7	(3)
Changes in working capital:
Accounts receivable	38	17
Inventories	(21)	(20)
Other current assets	(3)	(1)
Accounts payable and accrued liabilities	(64)	18
Other, net	1	7
Net cash provided by operating activities	95	220
Cash flows from investing activities:
Cash invested in fixed assets	(45)	(53)
Disposition of assets	2	2
Decrease (increase) in countervailing duty cash deposits on supercalendered paper	1	(11)
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	(33)	(41)
Decrease (increase) in countervailing duty cash deposits on uncoated groundwood paper	6	(6)
Net cash used in investing activities	(69)	(109)
Cash flows from financing activities:
Net repayments under revolving credit facilities	—	(114)
Payments of debt	(225)	—
Purchases of treasury stock	(5)	—
Payments of financing and credit facility fees	(2)	(1)
Cash used in financing activities	(232)	(115)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	1	(2)
Net decrease in cash and cash equivalents, and restricted cash	(205)	(6)
Cash and cash equivalents, and restricted cash:
Beginning of period	345	49
End of period	$140	$43
Cash and cash equivalents, and restricted cash at period end:
Cash and cash equivalents	$98	$6
Restricted cash (included in “Other current assets” and “Other assets”)	42	37
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
Financial statements
Our interim consolidated financial statements and accompanying notes (or the “Consolidated Financial Statements”) are unaudited and have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (or the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the unaudited interim Consolidated Financial Statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year. These unaudited interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019. Certain prior period amounts in our footnotes have been reclassified to conform to the 2019 presentation.
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
Note 2. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the six months ended June 30, 2019, was as follows:

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2018	$28	$(971)	$(7)	$(950)
Other comprehensive loss before reclassifications	—	(3)	—	(3)
Amounts reclassified from accumulated other comprehensive loss (1)	(7)	12	—	5
Net current period other comprehensive (loss) income	(7)	9	—	2
Balance as of June 30, 2019	$21	$(962)	$(7)	$(948)

(1)	See the table below for details about these reclassifications.
The reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2019, were comprised of the following:

(Unaudited, in millions)	Amounts Reclassified From Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(6)	Non-operating pension and other postretirement benefit credits (1)
Curtailment gain	(1)	Non-operating pension and other postretirement benefit credits (1)
	—	Income tax provision
	$(7)	Net of tax
Unamortized Actuarial Losses
Amortization of actuarial losses	$15	Non-operating pension and other postretirement benefit credits (1)
	(3)	Income tax provision
	$12	Net of tax
Total Reclassifications	$5	Net of tax

(1)	These items are included in the computation of net periodic benefit cost related to our pension and other postretirement benefit (or “OPEB”) plans summarized in Note 8, “Employee Benefit Plans.”

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 3. Net Income Per Share
The reconciliation of the basic and diluted net income per share for the three and six months ended June 30, 2019 and 2018, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except per share amounts)	2019	2018	2019	2018
Numerator:
Net income attributable to Resolute Forest Products Inc.	$25	$72	$67	$82
Denominator:
Basic weighted-average number of Resolute Forest Products Inc. common shares outstanding	92.4	91.3	92.4	91.2
Dilutive impact of nonvested stock unit awards (1)	1.2	1.9	1.4	1.9
Diluted weighted-average number of Resolute Forest Products Inc. common shares outstanding	93.6	93.2	93.8	93.1
Net income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$0.27	$0.79	$0.73	$0.90
Diluted	0.27	0.77	0.71	0.88

(1)	When we refer to stock unit awards we mean equity-classified restricted stock units, deferred stock units and performance stock units.
The weighted-average number of outstanding stock options that were excluded from the calculation of diluted net income per share, as their impact would have been antidilutive, was 1.0 million and 1.3 million for the three months ended June 30, 2019 and 2018, respectively, and 1.0 million and 1.3 million for the six months ended June 30, 2019 and 2018, respectively.
Note 4. Inventories, Net
Inventories, net as of June 30, 2019 and December 31, 2018, were comprised of the following:

(Unaudited, in millions)	June 30, 2019	December 31, 2018
Raw materials	$102	$106
Work in process	41	39
Finished goods	194	180
Mill stores and other supplies	193	183
	$530	$508

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 5. Operating leases
We have operating leases for buildings, machinery, chemical equipment, rail cars, and office equipment with remaining terms from less than one year to 24 years. These leases may include renewal options for up to 13 years.
The components of lease expense for the three and six months ended June 30, 2019, were as follows:

(Unaudited, in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$3	$6
Variable lease cost (1)	4	10

(1)	Variable lease cost is determined by the consumption of the underlying asset.
Supplemental information related to operating leases was as follows:

(Unaudited)	June 30, 2019
Weighted-average remaining operating lease term (in years)	11.4
Weighted-average operating lease discount rate	4.7%

(Unaudited, in millions)	Six Months Ended June 30, 2019
Operating cash flow payments for operating lease liabilities	$5
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	2

The maturities of operating lease liabilities as of June 30, 2019, were as follows:

(Unaudited, in millions)	Operating Leases
Years ending December 31,
2019	$5
2020	11
2021	9
2022	9
2023	7
2024 and thereafter	46
Total lease payments	87
Less: imputed interest	(20)
Total operating lease liabilities	$67

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 6. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of June 30, 2019 and December 31, 2018, were comprised of the following:

(Unaudited, in millions)	June 30, 2019	December 31, 2018
Trade accounts payable	$270	$299
Accrued compensation	49	66
Accrued interest	3	5
Pension and other postretirement benefit obligations	17	17
Accrued provision for former Fibrek Inc. dissenting shareholders	11	—
Income and other taxes payable	4	4
Deposits	10	20
Other	12	16
	$376	$427

Note 7. Long-Term Debt
Overview
Long-term debt, including current portion, as of June 30, 2019 and December 31, 2018, was comprised of the following:

(Unaudited, in millions)	June 30, 2019	December 31, 2018
5.875% senior unsecured notes due 2023:
Principal amount	$375	$600
Deferred financing costs	(3)	(5)
Unamortized discount	(2)	(3)
Total 5.875% senior unsecured notes due 2023	370	592
Term loan due 2025	46	46
Finance lease obligation	7	7
Total debt	423	645
Less: Current portion of 5.875% senior unsecured notes due 2023	—	(222)
Less: Current portion of finance lease obligation	(1)	(1)
Long-term debt, net of current portion	$422	$422

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
On January 3, 2019 (or the “closing date”), we repurchased $225 million in aggregate principal amount of the 2023 Notes, pursuant to a notes purchase agreement entered into on December 21, 2018, with certain noteholders, at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the closing date. The aggregate principal amount and related deferred financing costs and unamortized discount were included in “Current portion of long-term debt” in our Consolidated Balance Sheet as of December 31, 2018. As a result of the repurchase, we recorded a net loss on

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

extinguishment of debt of $3 million in “Other expense, net” in our Consolidated Statement of Operations for the six months ended June 30, 2019.
The fair value of the 2023 Notes (Level 1) was $379 million and $598 million as of June 30, 2019 and December 31, 2018, respectively.
Senior Secured Credit Facility
On September 7, 2016, we entered into a senior secured credit facility (or the “Senior Secured Credit Facility”) for up to $185 million. The Senior Secured Credit Facility provides a term loan of $46 million with a maturity date of September 7, 2025 (or the “Term Loan”), and a revolving credit facility of up to $139 million with a maturity date of September 7, 2022 (or the “Revolving Credit Facility”). As of June 30, 2019, we had $139 million of availability under the Revolving Credit Facility, which was undrawn. The fair value of the Term Loan (Level 2) approximated its carrying value as of both June 30, 2019 and December 31, 2018.
ABL Credit Facility
On May 14, 2019, we entered into an amendment to the credit agreement dated May 22, 2015, for a senior secured asset-based revolving credit facility (or the “ABL Credit Facility”). The amended credit agreement provides for an extension of the maturity date to May 14, 2024, with an aggregate lender commitment of $500 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves.
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
Revolving loan (and letter of credit) availability under the facility is subject to a borrowing base, which at any time is equal to the sum of (i) 85% of eligible accounts receivable (or 90% with respect to certain insured or letter of credit backed accounts or with accounts owed by investment grade obligors), plus (ii) the lesser of (A) 70% of the lesser of the cost or market value of eligible inventory or (B) 85% of the net orderly liquidation value of eligible inventory, plus (iii) 100% of the value of eligible cash and 95% of the value of permitted investments held in deposit accounts controlled solely by the administrative and collateral agent (or the “agent”). The credit agreement includes reserves that reduce the borrowing base, including: (i) a reserve commencing March 16, 2023 for the outstanding principal amount due under the 2023 Notes; and (ii) a reserve for the outstanding principal amount due under the Senior Secured Credit Facility, commencing 60 days before its maturity. The borrowing base is subject to other customary reserves and eligibility criteria, in the exercise of the agent’s reasonable discretion.
The obligations under the credit agreement are guaranteed by certain material subsidiaries of the Company and are secured by first priority liens on and security interests in accounts receivable, inventory and related assets.
Loans under the credit agreement bear interest at a rate equal to a base rate, the London Interbank Offered Rate (or the “LIBOR”), or the Canadian Dollar Offered Rate (or the “CDOR”), in each case plus an applicable margin. The applicable margin is between 0.00% and 0.50% with respect to base rate loans and between 1.00% and 1.50% with respect to LIBOR and CDOR loans, in each case based on availability under the credit facility and a leverage ratio.
In addition to paying interest on outstanding principal under the ABL Credit Facility, we are required to pay a fee in respect of unutilized commitments under the ABL Credit Facility equal to 0.30% per annum when average daily utilization under the ABL Credit Facility for the prior fiscal quarter is less than 35% of the total revolving commitments, and 0.25% per annum when average daily utilization under the ABL Credit Facility for the prior fiscal quarter is greater than or equal to 35% of the total revolving commitments, as well as a fee in respect of outstanding letters of credit (equal to the applicable margin in respect of LIBOR and CDOR loans plus a fronting fee of 0.125% and certain administrative fees).
Loans under the ABL Credit Facility may be repaid from time to time at our discretion without premium or penalty, with the exception of breakage costs for LIBOR and CDOR loans, if any. However, no loans under the FILO Facility can be repaid unless all other loans under the credit agreement are repaid first. We are required to repay outstanding loans that exceed the maximum availability then in effect.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

The credit agreement contains customary covenants for asset-based credit agreements of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence and repayment of indebtedness by the Company and its subsidiaries; (iii) restrictions on the existence or incurrence of liens by the Company and its subsidiaries; (iv) restrictions on the Company and certain of its subsidiaries making certain restricted payments; (v) restrictions on the Company and certain of its subsidiaries making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on transactions with affiliates; (viii) restrictions on amendments or modifications to the Canadian pension and benefit plans; (ix) restrictions on modifications to material indebtedness; and (x) a springing requirement for the Company to maintain a minimum consolidated fixed charge coverage ratio, as determined under the credit agreement, of 1.0:1.0, anytime availability under the facility falls below the greater of $45 million or 10% of the maximum available borrowing amount for two consecutive business days. Subject to customary grace periods and notice requirements, the credit agreement also contains certain customary events of default.
As of June 30, 2019, we had $353 million of availability under the ABL Credit Facility, which was undrawn except for $51 million of ordinary course letters of credit outstanding.
Finance lease obligation
We have a finance lease obligation for a warehouse with a maturity date of December 1, 2027, which can be renewed for 20 years at our option. Minimum monthly payments are determined by an escalatory price clause.
Note 8. Employee Benefit Plans
Pension and other postretirement benefit plans
The components of net periodic benefit cost relating to our pension and OPEB plans for the three and six months ended June 30, 2019 and 2018, were as follows:
Pension Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2019	2018	2019	2018
Interest cost	$45	$48	$90	$96
Expected return on plan assets	(61)	(67)	(124)	(134)
Amortization of actuarial losses	9	10	18	20
Amortization of prior service credits	(1)	—	(1)	(1)
Non-operating pension credits	(8)	(9)	(17)	(19)
Service cost	3	4	7	9
Net periodic benefit credits before special events	(5)	(5)	(10)	(10)
Curtailment and settlement (gain) loss	(1)	1	(1)	1
	$(6)	$(4)	$(11)	$(9)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

OPEB Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2019	2018	2019	2018
Interest cost	$1	$2	$2	$3
Amortization of actuarial gains	(2)	(2)	(3)	(3)
Amortization of prior service credits	(2)	(4)	(5)	(7)
Non-operating other postretirement benefit credits	(3)	(4)	(6)	(7)
Service cost	—	1	—	1
	$(3)	$(3)	$(6)	$(6)

Defined contribution plans
Our expense for the defined contribution plans totaled $4 million and $5 million for the three months ended June 30, 2019 and 2018, respectively, and $9 million and $10 million for the six months ended June 30, 2019 and 2018, respectively.
Note 9. Income Taxes
The income tax provision attributable to income before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the three and six months ended June 30, 2019 and 2018, as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2019	2018	2019	2018
Income before income taxes	$44	$119	$107	$160
Income tax provision:
Expected income tax provision	(9)	(25)	(22)	(34)
Changes resulting from:
Valuation allowance (1)	(4)	13	(11)	8
Foreign exchange	1	(7)	4	(14)
U.S. tax on non-U.S. earnings (2)	(5)	(18)	(5)	(25)
State income taxes, net of federal income tax benefit	1	—	2	2
Foreign tax rate differences	(4)	(7)	(9)	(12)
Other, net	1	(3)	1	(3)
	$(19)	$(47)	$(40)	$(78)

(1)	Relates to our U.S. operations.

(2)	Reduces income tax benefits on U.S. losses for the three and six months ended June 30, 2019 and 2018.
Note 10. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, First Nations claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of June 30, 2019, will not have a material adverse effect on our Consolidated Financial Statements.
Asbestos-related lawsuits
We are involved in a number of asbestos-related lawsuits filed primarily in U.S. state courts, including certain cases involving multiple defendants. These lawsuits principally allege direct or indirect personal injury or death resulting from exposure to asbestos-containing premises. While we dispute the plaintiffs’ allegations and intend to vigorously defend these claims, the ultimate resolution of these matters cannot be determined at this time. These lawsuits frequently involve claims for unspecified compensatory and punitive damages, and we are unable to reasonably estimate a range of possible losses. However, unfavorable rulings, judgments or settlement terms could materially impact our Consolidated Financial Statements. Certain cases, including cases that were scheduled in March 2019, were settled without any material impact in our Consolidated Statements of Operations for the three and six months ended June 30, 2019.
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
On April 24, 2017, Commerce announced its preliminary determination in the countervailing duty investigation and, as a result, after April 28, 2017, we were required to pay cash deposits to the U.S. Customs and Border Protection agency (or “U.S. Customs”) at a rate of 12.82% for estimated countervailing duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills. The preliminary rate remained in effect until August 26, 2017. Commerce changed the rate in its final affirmative determination on November 2, 2017, but the new rate did not take effect until December 28, 2017, following the ITC’s final affirmative determination and the publication by Commerce of a countervailing duty order. Since that date, we have been required to resume paying cash deposits to the U.S. Customs at a rate of 14.7% for our softwood lumber products U.S. imports from our Canadian sawmills. This rate will continue until Commerce sets a duty rate in an administrative review, or a new rate may be set through a remand determination by a North American Free Trade Agreement (or “NAFTA”) binational panel on appeal. Through June 30, 2019, our cash deposits totaled $106 million and, based on the 14.7% rate and our current operating parameters, could be as high as $60 million per year.
On June 26, 2017, Commerce announced its preliminary determination in the anti-dumping investigation and, as a result, after June 30, 2017, we were required to pay cash deposits to the U.S. Customs at a rate of 4.59% for estimated anti-dumping duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills. On November 2, 2017, Commerce announced its final affirmative determination in the anti-dumping investigation and, as a result, since November 8, 2017, we have been required to pay cash deposits to the U.S. Customs, at a rate of 3.2% for our softwood lumber products U.S. imports from our Canadian sawmills. This rate will apply until Commerce sets a duty rate in an administrative review, or a new rate may be set through a remand determination by a NAFTA binational panel on appeal. Through June 30, 2019, our cash deposits totaled $30 million and, based on the 3.2% rate and our current operating parameters, could be as high as $15 million per year.
On April 1, 2019, Commerce published a notice initiating the administrative reviews of the countervailing duty and anti-dumping orders on softwood lumber products from Canada. We were selected as a mandatory respondent in these administrative reviews and we are in the process of responding to Commerce with the information requested.
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
Fibrek acquisition
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (or “Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

issuance of a final order of the Quebec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have accrued Cdn $14 million ($11 million, based on the exchange rate in effect on June 30, 2019) for the eventual payment of those claims. The hearing in this matter occurred in 2019 and we are awaiting the decision of the court.
Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($115 million, based on the exchange rate in effect on June 30, 2019), would have to be funded if we do not obtain the relief sought. The hearing in this matter could occur in 2019 or 2020.
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
We have environmental liabilities of $8 million recorded as of both June 30, 2019 and December 31, 2018, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
We also have asset retirement obligations of $26 million and $23 million recorded as of June 30, 2019 and December 31, 2018, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
Note 11. Share Capital
During the three and six months ended June 30, 2019, we repurchased 720,000 shares, at a cost of $5 million under our $150 million share repurchase program, which was launched in 2012. We did not repurchase any shares during the three and six months ended June 30, 2018. There remains $19 million under the program.

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
Information about certain segment data for the three and six months ended June 30, 2019 and 2018, was as follows:

(Unaudited, in millions)	Market Pulp (1)	Tissue (2)	Wood Products (3)	Newsprint	Specialty Papers	Segment Total	Corporate and Other	Total
Sales
Second quarter
2019	$189	$43	$168	$209	$146	$755	$—	$755
2018	264	35	254	230	193	976	—	976
First six months
2019	420	82	329	421	298	1,550	—	1,550
2018	521	57	463	428	381	1,850	—	1,850
Depreciation and amortization
Second quarter
2019	$5	$4	$9	$8	$11	$37	$5	$42
2018	8	5	7	17	12	49	5	54
First six months
2019	10	9	17	15	21	72	10	82
2018	15	6	15	33	24	93	14	107
Operating income (loss)
Second quarter
2019	$27	$(4)	$(3)	$17	$15	$52	$(12)	$40
2018	41	(10)	79	18	4	132	(11)	121
First six months
2019	69	(12)	3	45	30	135	(31)	104
2018	74	(11)	132	14	(3)	206	(37)	169

(1)
Inter-segment sales of $11 million and $9 million for the three months ended June 30, 2019 and 2018, respectively, and $22 million and $19 million for the six months ended June 30, 2019 and 2018, which are transacted at cost, were excluded from market pulp sales.

(2)	The operating results of our Calhoun (Tennessee) tissue operations, previously recorded under “corporate and other,” have been recorded in our tissue segment since April 1, 2018.

(3)
Wood products sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $6 million and $8 million for the three months ended June 30, 2019 and 2018, respectively, and $11 million and $16 million for the six months ended June 30, 2019 and 2018, respectively.

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
The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018, the Balance Sheets as of June 30, 2019 and December 31, 2018, and the Statements of Cash Flows for the six months ended June 30, 2019 and 2018 for the Parent, the Guarantor Subsidiaries on a combined basis, and the Non-guarantor Subsidiaries also on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2019
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$613	$569	$(427)	$755
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	599	371	(434)	536
Depreciation and amortization	—	9	33	—	42
Distribution costs	—	23	76	2	101
Selling, general and administrative expenses	4	15	17	—	36
Operating (loss) income	(4)	(33)	72	5	40
Interest expense	(17)	—	(2)	12	(7)
Non-operating pension and other postretirement benefit credits	—	2	10	—	12
Other income (expense), net	—	15	(4)	(12)	(1)
Equity in income of subsidiaries	46	7	—	(53)	—
Income (loss) before income taxes	25	(9)	76	(48)	44
Income tax provision	—	—	(18)	(1)	(19)
Net income (loss) including noncontrolling interests	25	(9)	58	(49)	25
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Resolute Forest Products Inc.	$25	$(9)	$58	$(49)	$25
Comprehensive income (loss) attributable to Resolute Forest Products Inc.	$24	$(12)	$60	$(48)	$24

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2019
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$1,285	$1,166	$(901)	$1,550
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	1,247	742	(899)	1,090
Depreciation and amortization	—	19	63	—	82
Distribution costs	—	49	155	(3)	201
Selling, general and administrative expenses	10	24	39	—	73
Operating (loss) income	(10)	(54)	167	1	104
Interest expense	(34)	(2)	(6)	26	(16)
Non-operating pension and other postretirement benefit credits	—	5	19	—	24
Other (expense) income, net	(3)	32	(8)	(26)	(5)
Equity in income of subsidiaries	114	18	—	(132)	—
Income (loss) before income taxes	67	(1)	172	(131)	107
Income tax provision	—	—	(40)	—	(40)
Net income (loss) including noncontrolling interests	67	(1)	132	(131)	67
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Resolute Forest Products Inc.	$67	$(1)	$132	$(131)	$67
Comprehensive income (loss) attributable to Resolute Forest Products Inc.	$69	$(6)	$139	$(133)	$69

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2019
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$91	$7	$—	$98
Accounts receivable, net	—	270	130	—	400
Accounts receivable from affiliates	—	248	748	(996)	—
Inventories, net	—	214	328	(12)	530
Advance and interest receivable from parent	—	66	—	(66)	—
Interest receivable from affiliate	—	4	—	(4)	—
Other current assets	—	16	26	—	42
Total current assets	—	909	1,239	(1,078)	1,070
Fixed assets, net	—	525	954	—	1,479
Amortizable intangible assets, net	—	3	47	—	50
Deferred income tax assets	—	1	865	3	869
Operating lease right-of-use assets	—	29	34	—	63
Notes receivable from parent	—	1,264	—	(1,264)	—
Note receivable from affiliate	—	111	—	(111)	—
Investments in consolidated subsidiaries and affiliates	3,875	2,083	—	(5,958)	—
Other assets	—	158	63	—	221
Total assets	$3,875	$5,083	$3,202	$(8,408)	$3,752
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$10	$122	$244	$—	$376
Current portion of long-term debt	—	1	—	—	1
Current portion of operating lease liabilities	—	4	4	—	8
Accounts payable to affiliates	257	784	—	(1,041)	—
Advance and interest payable to subsidiaries	66	—	—	(66)	—
Interest payable to affiliate	—	—	4	(4)	—
Total current liabilities	333	911	252	(1,111)	385
Long-term debt, net of current portion	370	52	—	—	422
Notes payable to subsidiaries	1,264	—	—	(1,264)	—
Note payable to affiliate	—	—	111	(111)	—
Pension and other postretirement benefit obligations	—	330	901	—	1,231
Operating lease liabilities, net of current portion	—	26	33	—	59
Other liabilities	—	22	33	—	55
Total liabilities	1,967	1,341	1,330	(2,486)	2,152
Total equity	1,908	3,742	1,872	(5,922)	1,600
Total liabilities and equity	$3,875	$5,083	$3,202	$(8,408)	$3,752

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2019
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$64	$31	$—	$95
Cash flows from investing activities:
Cash invested in fixed assets	—	(19)	(26)	—	(45)
Disposition of assets	—	2	—	—	2
Decrease in countervailing duty cash deposits on supercalendered paper	—	1	—	—	1
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	—	(33)	—	—	(33)
Decrease in countervailing duty cash deposits on uncoated groundwood paper	—	6	—	—	6
Increase in notes receivable from and advance to parent	—	(230)	—	230	—
Net cash used in investing activities	—	(273)	(26)	230	(69)
Cash flows from financing activities:
Payments of debt	(225)	—	—	—	(225)
Purchases of treasury stock	(5)	—	—	—	(5)
Payments of financing and credit facility fees	—	(1)	(1)	—	(2)
Increase in notes payable to and advance from subsidiaries	230	—	—	(230)	—
Net cash used in financing activities	—	(1)	(1)	(230)	(232)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	—	—	1	—	1
Net (decrease) increase in cash and cash equivalents, and restricted cash	—	(210)	5	—	(205)
Cash and cash equivalents, and restricted cash:
Beginning of period	—	306	39	—	345
End of period	$—	$96	$44	$—	$140
Cash and cash equivalents, and restricted cash at period end:
Cash and cash equivalents	$—	$91	$7	$—	$98
Restricted cash	—	5	37	—	42

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
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs, and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations, and performance to differ materially from those expressed or implied in this Form 10-Q include, but are not limited to, the impact of: developments in non-print media, and the effectiveness of our responses to these developments; intense competition in the forest products industry; any inability to offer products certified to globally recognized forestry management and chain of custody standards; any inability to successfully implement our strategies to increase our earnings power; the possible failure to successfully integrate acquired businesses with ours or to realize the anticipated benefits of acquisitions, such as our entry into tissue production and sales, or divestitures or other strategic transactions or projects; uncertainty or changes in political or economic conditions in the United States, Canada or other countries in which we sell our products; global economic conditions; the highly cyclical nature of the forest products industry; any difficulties in obtaining timber or wood fiber at favorable prices, or at all; changes in the cost of purchased energy and other raw materials; physical and financial risks associated with global, regional, and local weather conditions, and climate change; any disruption in operations or increased labor costs due to labor disputes; difficulties in our employee relations or retention; disruptions to our supply chain, operations, or the delivery of our products; disruptions to our information technology systems including cybersecurity incidents; risks related to the operation and transition of legacy system applications; negative publicity, even if unjustified; currency fluctuations; any increase in the level of required contributions to our pension plans, including as a result of any increase in the amount by which they are underfunded; our ability to maintain adequate capital resources to provide for all of our substantial capital requirements; the terms of our outstanding indebtedness, which could restrict our current and future operations; losses that are not covered by insurance; any additional closure costs and long-lived asset impairment or accelerated depreciation charges; any need to record additional valuation allowances against our recorded deferred income tax assets; our exports from one country to another country becoming or remaining subject to duties, cash deposit requirements, border taxes, quotas, or other trade remedies or restrictions; countervailing and anti-dumping duties on imports to the U.S. of substantially all of our softwood lumber products produced at our Canadian sawmills; any failure to comply with laws or regulations generally; any additional environmental or health and safety liabilities; any violation of trade laws, export controls, or other laws relating to our international sales and operations; adverse outcomes of legal proceedings, claims and governmental inquiries, investigations, and other disputes in which we are involved; the actions of holders of a significant percentage of our common stock; and the potential risks and uncertainties set forth under Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission, or the “SEC”, on March 1, 2019 (or the “2018 Annual Report”).
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

Second Quarter Overview
Five-year extension of ABL Credit Facility
On May 14, 2019, we entered into an amendment to the credit agreement dated May 22, 2015, for a senior secured asset-based revolving credit facility (or the “ABL Credit Facility”). The amended credit agreement provides for an extension of the maturity date to May 14, 2024, with an aggregate lender commitment of $500 million at any time outstanding, representing a voluntary reduction of $100 million.
Share repurchase program
During the second quarter of 2019, we repurchased 0.7 million shares, at a cost of $5 million under our share repurchase program.
Three months ended June 30, 2019 vs. June 30, 2018
Our operating income was $40 million in the quarter, compared to $121 million in the second quarter of 2018. Excluding special items, we generated operating income of $40 million, compared to $118 million in the year-ago period. Special items are described below.
Our net income in the quarter was $25 million, or $0.27 per diluted share, compared to $72 million, or $0.77 per diluted share, in the year-ago period. Our net income in the quarter, excluding special items, was $11 million, or $0.12 per diluted share, compared to $66 million, or $0.71 per diluted share, in the year-ago period.

Three Months Ended June 30, 2019	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$40	$25	$0.27
Adjustments for special items:
Foreign exchange loss	—	6	0.06
Non-operating pension and other postretirement benefit credits	—	(12)	(0.13)
Other income, net	—	(5)	(0.05)
Income tax effect of special items	—	(3)	(0.03)
Adjusted for special items (1)	$40	$11	$0.12

Three Months Ended June 30, 2018	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$121	$72	$0.77
Adjustments for special items:
Foreign exchange loss	—	1	0.01
Closure costs, impairment and other related charges	1	1	0.01
Net gain on disposition of assets	(4)	(4)	(0.04)
Non-operating pension and other postretirement benefit credits	—	(12)	(0.13)
Other expense, net	—	2	0.02
Income tax effect of special items	—	6	0.07
Adjusted for special items (1)	$118	$66	$0.71

(1)
Operating income (loss), net income (loss) and net income (loss) per share (or “EPS”), in each case as adjusted for special items, are not financial measures recognized under U.S. generally accepted accounting principles (or “GAAP”). We calculate operating income (loss), as adjusted for special items, as operating income (loss) from our Consolidated Statements of Operations, adjusted for items such as closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, and other charges or credits that are excluded from our segment’s performance from GAAP operating income (loss). We calculate net income (loss), as adjusted for special items, as net income (loss) from our Consolidated Statements of Operations, adjusted for the same special items applied to operating income (loss), in addition to foreign exchange gains and losses, non-

operating pension and other postretirement benefit (or “OPEB”) costs and credits, other income and expense, net, and the income tax effect of the special items. EPS, as adjusted for special items, is calculated as net income (loss), as adjusted for special items, per diluted share. We believe that using these non-GAAP measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to more easily compare our operations and financial performance from period to period. Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.
Six months ended June 30, 2019 vs. June 30, 2018
Our operating income was $104 million in the first half of the year, compared to $169 million in the year-ago period. Excluding special items, we generated operating income of $104 million, compared to $173 million in the year-ago period. Special items are described below.
Our net income in the first half of the year was $67 million, or $0.71 per diluted share, compared to $82 million or $0.88 per diluted share in the year-ago period. Our net income in the period, excluding special items, was $41 million, or $0.44 per diluted share, compared to $83 million, or $0.89 per diluted share, in the year-ago period.

Six Months Ended June 30, 2019	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$104	$67	$0.71
Adjustments for special items:
Foreign exchange loss	—	10	0.11
Non-operating pension and other postretirement benefit credits	—	(24)	(0.26)
Other income, net	—	(5)	(0.05)
Income tax effect of special items	—	(7)	(0.07)
Adjusted for special items (1)	$104	$41	$0.44

Six Months Ended June 30, 2018	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$169	$82	$0.88
Adjustments for special items:
Foreign exchange loss	—	2	0.02
Closure costs, impairment and other related charges	1	1	0.01
Reversal of inventory write-downs related to closures	(1)	(1)	(0.01)
Start-up costs	8	8	0.09
Net gain on disposition of assets	(4)	(4)	(0.05)
Non-operating pension and other postretirement benefit credits	—	(25)	(0.27)
Other expense, net	—	8	0.09
Income tax effect of special items	—	12	0.13
Adjusted for special items (1)	$173	$83	$0.89

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
RESULTS OF OPERATIONS
Consolidated Results
Selected financial information

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except per share amounts)	2019	2018	2019	2018
Sales	$755	$976	$1,550	$1,850
Operating income (loss) per segment:
Market pulp	27	41	69	74
Tissue	(4)	(10)	(12)	(11)
Wood products	(3)	79	3	132
Newsprint	17	18	45	14
Specialty papers	15	4	30	(3)
Segment total	52	132	135	206
Corporate and other	(12)	(11)	(31)	(37)
Operating income	40	121	104	169
Net income attributable to Resolute Forest Products Inc.	25	72	67	82
Net income per common share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$0.27	$0.79	$0.73	$0.90
Diluted	0.27	0.77	0.71	0.88
Adjusted EBITDA (1)	$82	$172	$186	$280

(Unaudited, in millions)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$98	$304
Total assets	3,752	3,935

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2019	2018	2019	2018
Net income including noncontrolling interests	$25	$72	$67	$82
Interest expense	7	11	16	24
Income tax provision	19	47	40	78
Depreciation and amortization	42	54	82	107
EBITDA	$93	$184	$205	$291
Foreign exchange loss	6	1	10	2
Closure costs, impairment and other related charges	—	1	—	1
Reversal of inventory write-downs related to closures	—	—	—	(1)
Start-up costs	—	—	—	8
Net gain on disposition of assets	—	(4)	—	(4)
Non-operating pension and other postretirement benefit credits	(12)	(12)	(24)	(25)
Other (income) expense, net	(5)	2	(5)	8
Adjusted EBITDA	$82	$172	$186	$280
The operating results of our Calhoun (Tennessee) tissue operations, previously recorded under “corporate and other,” have been recorded in our tissue segment since April 1, 2018.
Three months ended June 30, 2019 vs. June 30, 2018
Operating income variance analysis
Sales
Sales decreased by $221 million compared to the year-ago period, to $755 million. After removing the effect of the divestitures of the Catawba (South Carolina) and Fairmont (West Virginia) facilities in the fourth quarter of 2018, sales volume was $42 million lower, mainly due to lower shipments of newsprint and market pulp, while pricing contributed to a $68 million decrease in sales. The average transaction price for wood products fell by 32%, more than offsetting the higher prices in specialty papers and newsprint, up by 7% and 2%, respectively.

Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs, which we refer to as “COS”, improved by $103 million in the quarter. After removing the COS related to the divestitures, the effect of lower volume, and the Canadian dollar fluctuation, COS increased by $31 million, reflecting:

•	higher wood fiber costs ($18 million), mostly due to wood shortages;

•	an increase in maintenance costs ($3 million), largely scheduled repairs;

•	lower contribution from our cogeneration assets that sell power externally ($2 million), due to scheduled maintenance; and

•	higher chemical costs ($2 million).
Distribution costs
After removing the impact of divestitures, the effect of lower volume, and the Canadian dollar fluctuation, distribution costs decreased by $3 million, reflecting an improvement in freight rates and transportation optimization, mainly in specialty papers.
Depreciation and amortization
Depreciation and amortization was $12 million lower in the quarter, reflecting the full amortization of certain newsprint assets at the end of the fourth quarter of 2018, the divestitures of the Catawba and Fairmont facilities, and the increase of the useful lives of certain of our newsprint machinery and equipment.
Selling, general and administrative expenses
SG&A improved by $6 million in the quarter, primarily due to lower incentive plan expense, which is based on company performance.
Net income variance analysis
Interest expense
Interest expense was $4 million lower in the quarter, as we repurchased $225 million in aggregate principal amount of our 5.875% senior unsecured notes due 2023 (or the “2023 notes”) on January 3, 2019, and we fully repaid borrowings of $144 million under our revolving credit facilities in 2018.
Income taxes
We recorded an income tax provision of $19 million in the period, on income before income taxes of $44 million, compared to an expected income tax provision of $9 million based on the U.S. federal statutory income tax rate of 21%. The difference reflects U.S. tax on non-U.S. earnings ($5 million), a valuation allowance related to our U.S. operations where we recognize a valuation allowance against virtually all of our net deferred income tax assets ($4 million), and state and foreign tax rate differences ($3 million).
In the second quarter of 2018, we recorded an income tax provision of $47 million, on income before income taxes of $119 million, compared to an expected income tax provision of $25 million based on the U.S. federal statutory income tax rate of 21%. The difference reflects U.S. tax on non-U.S. earnings ($18 million), foreign tax rate differences ($7 million), and foreign exchange items ($7 million), partly offset by a valuation allowance reversal related to our U.S. operations ($13 million).

Six months ended June 30, 2019 vs. June 30, 2018
Operating income variance analysis
Sales
Sales decreased by $300 million compared to the year-ago period, to $1,550 million. After removing the effect of the divestitures of the Catawba and Fairmont facilities, sales declined by $82 million. Lower shipments in all business segments, except tissue, reduced sales by $64 million, while pricing had an unfavorable impact of $31 million. The 26% drop in the average transaction price for wood products more than outweighed increases in the average transaction price for specialty papers, newsprint, and market pulp. The inclusion of our Calhoun tissue operations’ results in our tissue segment increased sales by $16 million.
Cost of sales, excluding depreciation, amortization and distribution costs
COS was $163 million lower in the period. After removing the COS related to the divestitures and Calhoun’s tissue operations, as well as the effect of lower volume, and the Canadian dollar fluctuation, COS increased by $82 million, reflecting:

•	higher wood fiber costs ($38 million), mostly due to wood shortages;

•	an increase in maintenance costs ($15 million), largely scheduled repairs;

•	higher labor expense ($10 million);

•	a rise in recycled fiber prices ($8 million);

•	lower contribution from our cogeneration assets that sell power externally ($3 million) and our hydroelectric facilities ($2 million); and

•	higher chemical costs ($3 million);
partly offset by start-up costs incurred in the year-ago period ($7 million) for the Calhoun tissue manufacturing and converting facility.
Distribution costs
After removing the distribution costs related to Calhoun’s tissue operations and divestitures, the effect of lower volume, and the Canadian dollar fluctuation, distribution costs decreased by $4 million, reflecting improved freight rates and transportation optimization, mainly in specialty papers.
Depreciation and amortization
Depreciation and amortization was $25 million lower in the first half of 2019, reflecting the full amortization of certain newsprint assets at the end of the fourth quarter of 2018, the divestitures of the Catawba and Fairmont facilities, and the increase of the useful lives of certain of our newsprint machinery and equipment.

Selling, general and administrative expenses
SG&A improved by $12 million in the first half of the year compared to the same period last year, mainly due to lower incentive plan expense, which is based on company performance.
Net income variance analysis
Interest expense
Interest expense was $8 million lower in the first half of 2019, as we repurchased $225 million in aggregate principal amount of our 2023 notes on January 3, 2019, and we fully repaid borrowings of $144 million under our revolving credit facilities in 2018.
Income taxes
We recorded an income tax provision of $40 million in the period, on income before income taxes of $107 million, compared to an expected income tax provision of $22 million based on the U.S. federal statutory income tax rate of 21%. The difference reflects a valuation allowance related to our U.S. operations ($11 million), state and foreign tax rate differences ($7 million), and U.S. tax on non-U.S. earnings ($5 million), partly offset by foreign exchange items ($4 million).
In the first half of 2018, we recorded an income tax provision of $78 million, on income before income taxes of $160 million, compared to an expected income tax provision of $34 million based on the U.S. federal statutory income tax rate of 21%. The difference reflects U.S. tax on non-U.S. earnings ($25 million), foreign exchange items ($14 million), and state and foreign tax rate differences ($10 million), partly offset by a valuation allowance reversal related to our U.S. operations ($8 million).
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

MARKET PULP
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2019	2018	2019	2018
Sales	$189	$264	$420	$521
Operating income (1)	27	41	69	74
EBITDA (2)	32	49	79	89
(In thousands of metric tons)
Shipments	257	353	543	715
Downtime	15	22	23	28

	June 30,
(Unaudited, in thousands of metric tons)	2019	2018
Finished goods inventory	110	108

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2019	2018	2019	2018
Net income including noncontrolling interests	$27	$41	$69	$74
Depreciation and amortization	5	8	10	15
EBITDA	32	49	79	89
Industry trends

World demand for chemical pulp fell by 2.9% in the first five months of the year compared to the year-ago period, reflecting decreases of 10.5% and 3.7% in Western Europe and China, respectively, while North America was up 11.2%. World capacity grew by 1.1% over the same period.
World demand for softwood pulp grew by 1.0% in the first five months of the year, with increases in shipments to North America and China of 5.0% and 4.0%, respectively, while Western Europe was down by 5.4%. The operating rate was 91%.
In the same period, demand for hardwood pulp dropped by 6.0%, with shipments to Western Europe and China down by 14.3% and 9.2%, respectively, while North America was up by 21.1%. The operating rate was 80%, reflecting elevated producer inventory levels.
Three months ended June 30, 2019 vs. June 30, 2018
Operating income variance analysis

MARKET PULP

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

41
(56)
(15)
(4)
49
5
(8)
2
5
2
1
3
2
27
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q2'18 OPERATING INCOME
Divestitures
Volume
Pricing
FX
Divestitures
Volume
Manufacturing costs
FX
Divestitures
Volume
Other items
Depreciation and amortization
SG&A
Q2'19 OPERATING INCOME

Sales
Sales were $75 million lower, or 28%, to $189 million in the quarter, reflecting a reduction in shipments of 96,000 metric tons, mainly due to the sale of the paper and pulp mill at Catawba and the recycled bleached kraft pulp mill at Fairmont. Volumes were also unfavorably impacted by weaker global pulp markets. Consequently, finished goods inventory rose to 110,000 metric tons at quarter-end. Challenging market conditions also weighed on the average transaction price, which decreased by $8 per metric ton this quarter.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs increased by $8 million after adjusting for the effect of lower volume, the divestitures, and the Canadian dollar fluctuation, mainly reflecting higher wood fiber costs due to wood shortages.
Depreciation and amortization
Depreciation and amortization was $3 million lower in the quarter, mainly due to the divestitures of the Catawba and Fairmont facilities.

Six months ended June 30, 2019 vs. June 30, 2018
Operating income variance analysis

MARKET PULP
(unaudited, in $ millions)

74
(109)
(16)
24
94
5
(31)
5
10
2
2
5
4
69
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q2'18 OPERATING INCOME
Divestitures
Volume
Pricing
FX
Divestitures
Volume
Manufacturing costs
FX
Divestitures
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q2'19 OPERATING INCOME

Sales
Sales were $101 million lower, or 19%, to $420 million in the first half of the year, primarily due to lower capacity resulting from the sale of the paper and pulp mill at Catawba and the recycled bleached kraft pulp mill at Fairmont. Lower sales volume due to the current weakness in pulp markets was compensated by an increase in the average transaction price of $47 per metric ton, as price increases realized across all grades in 2018 outweighed the weaker pricing in the second quarter of 2019.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effect of lower volume, the divestitures, and the Canadian dollar fluctuation, manufacturing costs increased by $31 million, reflecting:

•	higher wood fiber costs ($16 million), mostly due to wood shortages;

•	a rise in recycled fiber prices ($8 million); and

•	higher maintenance costs ($6 million), mostly planned.
Depreciation and amortization
Depreciation and amortization was $5 million lower in the current year, due to the divestitures of the Catawba and Fairmont facilities.

TISSUE
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2019	2018	2019	2018
Sales	$43	$35	$82	$57
Operating loss (1)	(4)	(10)	(12)	(11)
EBITDA (2)	—	(5)	(3)	(5)
(In thousands of short tons)
Shipments (3)	25	23	49	38
Downtime	—	1	1	1

	June 30,
(Unaudited, in thousands of short tons)	2019	2018
Finished goods inventory (3)	7	8

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

(3)	Tissue converted products, which are measured in cases, are converted to short tons.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2019	2018	2019	2018
Net loss including noncontrolling interests	$(4)	$(10)	$(12)	$(11)
Depreciation and amortization	4	5	9	6
EBITDA	—	(5)	(3)	(5)
Industry trends
Total tissue consumption in the U.S. grew by 2.6% in the first half of 2019 compared to the same period last year. U.S. converted tissue products shipments also increased by 2.3% as a result of an increase in away-from-home shipments, up 3.3%, and at-home shipments, up 1.8%. U.S. parent roll production showed a growth of 2.4% from the year-ago period. Tissue capacity also increased by 3.3%, contributing to a 93% average industry operating rate, down 0.9% from the year-ago period.
Three months ended June 30, 2019 vs. June 30, 2018
Operating loss variance analysis

TISSUE

(unaudited, in $ millions)

OPERATING LOSS VARIANCE

(10)
6
2
(1)
(3)
1
1
(4)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q2'18 OPERATING LOSS
Volume
Pricing
FX
Divestiture
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q2'19 OPERATING LOSS

Sales
Sales were $8 million higher, or 23%, to $43 million in the quarter, reflecting the positive trend in converted products shipments, which increased by 22% compared to the year-ago period, and the realization of previously announced away-from-home products price increases. Accordingly, the average transaction price rose by $144 per short ton, or 9%.

Six months ended June 30, 2019 vs. June 30, 2018
Operating loss variance analysis

TISSUE

(unaudited, in $ millions)

OPERATING LOSS VARIANCE

(11)
7
2
16
(2)
(4)
2
(15)
(2)
(3)
(2)
(12)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q2'18 OPERATING LOSS
Volume
Pricing
Calhoun Tissue
Divestiture
Volume
Manufacturing costs
Calhoun Tissue
Volume
Calhoun Tissue
Depreciation and amortization
SG&A
Q1-Q2'19 OPERATING LOSS

The operating results of our Calhoun tissue operations have been recorded in our tissue segment since April 1, 2018. The operating loss of $12 million incurred in the first quarter of 2018 for our Calhoun tissue manufacturing and converting facility was recorded under “corporate and other.”
Sales
Sales were $25 million higher, or 44%, to $82 million in the first half of the year. Shipments rose by 11,000 short tons, primarily due to the inclusion of Calhoun’s results in our tissue segment starting on April 1, 2018, and sales volume growth. The average transaction price was $157 per short ton higher, due to favorable product mix. Pricing also improved due to the realization of previously announced away-from-home products price increases.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of higher volume and the COS related to Calhoun’s operations and the divestiture of the Fairmont mill, our manufacturing costs improved by $2 million compared to the year-ago period due to lower maintenance costs.
Depreciation and amortization
Depreciation and amortization was $3 million higher in the current year, mostly attributable to the inclusion of Calhoun’s results in our tissue segment.

WOOD PRODUCTS
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2019	2018	2019	2018
Sales	$168	$254	$329	$463
Operating (loss) income (1)	(3)	79	3	132
EBITDA (2)	6	86	20	147
(In millions board feet)
Shipments (3)	484	494	912	949
Downtime	53	26	94	49

	June 30,
(Unaudited, in millions board feet)	2019	2018
Finished goods inventory (3)	122	128

(1)	Net (loss) income including noncontrolling interests is equal to operating (loss) income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

(3)	Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2019	2018	2019	2018
Net (loss) income including noncontrolling interests	$(3)	$79	$3	$132
Depreciation and amortization	9	7	17	15
EBITDA	6	86	20	147
Industry trends
Average U.S. housing starts were 1.2 million on a seasonally-adjusted basis in the first half of 2019, down 4.1% from the same period last year, which reflects a 4.5% decrease in single-family starts, and a 2.3% decrease in multi-family starts. The 2x4 –

Random Length (or “RL”) #1-2 Kiln Dried Great Lakes (or “KD GL”) price dropped by 32.9% in the first half of 2019 compared to the year-ago period, while the 2x4x8 Stud KD GL price was down by 27.3%.
Three months ended June 30, 2019 vs. June 30, 2018
Operating (loss) income variance analysis

WOOD PRODUCTS

(unaudited, in $ millions)

OPERATING (LOSS) INCOME VARIANCE

79
(5)
(81)
4
(7)
7
(2)
2
(3)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q2'18 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q2'19 OPERATING LOSS

Sales
Sales were $86 million lower, or 34%, to $168 million in the quarter, as the average transaction price fell by $166 per thousand board feet, or 32%, and shipments decreased by 10 million board feet, reflecting weaker lumber market conditions. Given market headwinds, we temporarily curtailed lumber production in the quarter, for a total of 53 million board feet. Consequently, finished goods inventory fell to more normal levels of 122 million board feet at quarter-end.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of lower volume and the Canadian dollar fluctuation, manufacturing costs increased by $7 million, largely reflecting higher wood fiber costs.

Six months ended June 30, 2019 vs. June 30, 2018
Operating income variance analysis

WOOD PRODUCTS
(unaudited, in $ millions)

132
(17)
(117)
10
(18)
13
1
(2)
(2)
3
3
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q2'18 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q2'19 OPERATING INCOME

Sales
Sales were $134 million lower, or 29%, to $329 million in the first half of the year, driven by a $128 per thousand board feet decrease in the average transaction price and a 37 million board feet decrease in shipments, as market conditions remained weak in 2019.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs increased by $18 million after adjusting for the effect of lower volume and the Canadian dollar fluctuation, reflecting higher wood fiber costs ($13 million), and an increase in labor costs ($4 million).

NEWSPRINT
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2019	2018	2019	2018
Sales	$209	$230	$421	$428
Operating income (1)	17	18	45	14
EBITDA (2)	25	35	60	47
(In thousands of metric tons)
Shipments	350	393	685	748
Downtime	52	6	53	14

	June 30,
(Unaudited, in thousands of metric tons)	2019	2018
Finished goods inventory	105	85

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2019	2018	2019	2018
Net income including noncontrolling interests	$17	$18	$45	$14
Depreciation and amortization	8	17	15	33
EBITDA	25	35	60	47
Industry trends
North American demand for newsprint declined by 15.7% in the first half of the year compared to the same period last year, as demand from newspaper publishers was reduced by 19.6%, reflecting in part continued consumer inventory destocking. Demand from commercial printers also decreased, dropping by 8.4%. The North American shipment-to-capacity ratio was 84% in the first half of 2019, down from 96% in the year-ago period.

Global demand for newsprint was down by 8.2% in the first half of the year compared to the year-ago period, with North America, Asia, and Western Europe down 15.7%, 7.3%, and 5.3%, respectively. The global operating rate was 85%, compared to 91% in the year-ago period.
Three months ended June 30, 2019 vs. June 30, 2018
Operating income variance analysis

NEWSPRINT
(unaudited, in $ millions)

18
(26)
6
(1)
15
(12)
4
4
9
17
Q2'18 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q2'19 OPERATING INCOME

Sales
Newsprint sales decreased by $21 million, or 9%, to $209 million in the second quarter of the year. Despite the recent softening market conditions, the average transaction price increased by $13 per metric ton compared to the same quarter last year. Shipments, however, dropped by 43,000 metric tons, reflecting the ongoing structural demand decline. To offset this slowdown in demand, 52,000 metric tons of temporary production downtime was taken this quarter, reducing finished goods inventory closer to trend levels of 105,000 metric tons at quarter-end.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of lower volume and the Canadian dollar fluctuation, manufacturing costs increased by $12 million, mainly reflecting:

•	higher maintenance costs ($3 million), mostly due to more planned repairs;

•	an increase in wood fiber costs ($3 million), due to wood shortages;

•	lower contribution from our cogeneration assets that sell power externally ($2 million), due to scheduled maintenance; and

•	higher power and steam costs ($2 million).
Depreciation and amortization
Depreciation and amortization was $9 million lower in the quarter, reflecting the full amortization of certain assets at the end of the fourth quarter of 2018 and the increase of the useful lives of certain of our machinery and equipment.

Six months ended June 30, 2019 vs. June 30, 2018
Operating income variance analysis

NEWSPRINT

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

14
(37)
33
(3)
22
(20)
10
6
2
18
45
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q2'18 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q2'19 OPERATING INCOME

Sales
Newsprint sales decreased by $7 million, or 2%, to $421 million in the first half of the year. Shipments decreased by 63,000 metric tons, largely reflecting ongoing structural demand decline. However, the average transaction price was $44 per metric ton higher compared to the first half of 2018.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs increased by $20 million after adjusting for the effect of lower volume and the Canadian dollar fluctuation, mainly reflecting:

•	higher maintenance costs ($5 million), mostly due to more planned repairs;

•	an increase in wood fiber costs ($5 million), due to wood shortages;

•	higher labor costs ($3 million); and

•	lower contribution from our cogeneration assets that sell power externally ($3 million).
Depreciation and amortization
Depreciation and amortization was $18 million lower in the first half of the year, reflecting the full amortization of certain assets at the end of the fourth quarter of 2018 and the increase of the useful lives of certain of our machinery and equipment.

SPECIALTY PAPERS
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2019	2018	2019	2018
Sales	$146	$193	$298	$381
Operating income (loss) (1)	15	4	30	(3)
EBITDA (2)	26	16	51	21
(In thousands of short tons)
Shipments	193	275	392	554
Downtime	14	12	26	15

	June 30,
(Unaudited, in thousands of short tons)	2019	2018
Finished goods inventory	55	70

(1)	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2019	2018	2019	2018
Net income (loss) including noncontrolling interests	$15	$4	$30	$(3)
Depreciation and amortization	11	12	21	24
EBITDA	26	16	51	21
Industry trends
North American demand for uncoated mechanical papers was down by 13.6% in the first half of 2019 compared to the year-ago period. Lower consumption and consumer inventory destocking led to a 19.5% decline in the demand for standard papers, while the demand for supercalendered grades fell by 7.0%. Accordingly, the operating rate decreased to 83%, compared to 92% in the year-ago period.

Three months ended June 30, 2019 vs. June 30, 2018
Operating income variance analysis

SPECIALTY PAPERS
(unaudited, in $ millions)

4
(54)
(2)
9
48
2
(7)
2
7
3
1
2
15
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q2'18 OPERATING INCOME
Divestiture
Volume
Pricing
FX
Divestiture
Volume
Manufacturing costs
FX
Divestiture
Volume
Other items
Depreciation and amortization
SG&A
Q2'19 OPERATING INCOME

Sales
Specialty paper sales decreased by $47 million, or 24%, to $146 million in the second quarter of the year as the increase in the average transaction price of $52 per short ton was more than offset by lower sales volume, down by 82,000 short tons, resulting from the sale of the paper and pulp mill at Catawba.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs increased by $7 million after adjusting for the effect of lower volume, the Catawba mill divestiture, and the Canadian dollar fluctuation, largely due to higher wood fiber costs as a result of wood shortages.
Distribution costs
After removing the impact of the Catawba mill divestiture, distribution costs decreased by $3 million, reflecting an improvement in freight rates and transportation optimization.

Six months ended June 30, 2019 vs. June 30, 2018
Operating income (loss) variance analysis

SPECIALTY PAPERS
(unaudited, in $ millions)

(3)
(109)
(1)
27
100
1
(17)
6
14
5
3
4
30
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q2'18 OPERATING LOSS
Divestiture
Volume
Pricing
FX
Divestiture
Volume
Manufacturing costs
FX
Divestiture
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q2'19 OPERATING INCOME

Sales
Specialty paper sales decreased by $83 million, or 22%, to $298 million in the first half of the year. While the average transaction price increased by $73 per short ton compared to the same period last year, shipments decreased by 162,000 short tons, due to the sale of the paper and pulp mill at Catawba.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the impact of lower volume, the Catawba mill divestiture, and the Canadian dollar fluctuation, manufacturing costs increased by $17 million, mainly due to:

•	higher maintenance costs ($4 million), largely due to more planned repairs;

•	higher wood fiber costs ($4 million), mostly due to wood shortages;

•	an increase in labor costs ($2 million);

•	lower internal hydroelectric generation ($2 million); and

•	higher chemical costs ($2 million).
Distribution costs
After removing the impact of the Catawba mill divestiture, distribution costs decreased by $5 million, reflecting an improvement in freight rates and transportation optimization.

Corporate and Other
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2019	2018	2019	2018
Cost of sales, excluding depreciation, amortization and distribution costs	$—	$(2)	$(7)	$(9)
Depreciation and amortization	(5)	(5)	(10)	(14)
Selling, general and administrative expenses	(7)	(7)	(14)	(17)
Closure costs, impairment and other related charges	—	(1)	—	(1)
Net gain on disposition of assets	—	4	—	4
Operating loss	$(12)	$(11)	$(31)	$(37)
Interest expense	(7)	(11)	(16)	(24)
Non-operating pension and other postretirement benefit credits	12	12	24	25
Other expense, net	(1)	(3)	(5)	(10)
Income tax provision	(19)	(47)	(40)	(78)
Net loss including noncontrolling interests	$(27)	$(60)	$(68)	$(124)
The table below shows the reconciliation of net loss including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2019	2018	2019	2018
Net loss including noncontrolling interests	$(27)	$(60)	$(68)	$(124)
Interest expense	7	11	16	24
Income tax provision	19	47	40	78
Depreciation and amortization	5	5	10	14
EBITDA	$4	$3	$(2)	$(8)
Foreign exchange loss	6	1	10	2
Closure costs, impairment and other related charges	—	1	—	1
Reversal of inventory write-downs related to closures	—	—	—	(1)
Start-up costs	—	—	—	8
Net gain on disposition of assets	—	(4)	—	(4)
Non-operating pension and other postretirement benefit credits	(12)	(12)	(24)	(25)
Other (income) expense, net	(5)	2	(5)	8
Adjusted EBITDA	$(7)	$(9)	$(21)	$(19)

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, net cash provided by operations, and our revolving credit facilities to fund our operations, make pension contributions, and finance our working capital, capital expenditures, and duty cash deposits. In addition, from time to time we may use available cash to reduce debt and to return capital to shareholders, including through share repurchases or special dividends. As of June 30, 2019, we had cash and cash equivalents of $98 million and availability of $492 million under our revolving credit facilities.
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
Five-year extension of ABL Credit Facility
On May 14, 2019, we entered into an amendment to the credit agreement dated May 22, 2015, for the ABL Credit Facility. The amended credit agreement provides for an extension of the maturity date to May 14, 2024, with an aggregate lender commitment of $500 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves. The amended aggregate lender commitment amount represents a voluntary reduction of $100 million. For more information, see Note 7, “Long-Term Debt – ABL Credit Facility,” to our Consolidated Financial Statements.
Flow of Funds
Summary of cash flows
A summary of cash flows for the six months ended June 30, 2019 and 2018, was as follows:

	Six Months Ended June 30,
(Unaudited, in millions)	2019	2018
Net cash provided by operating activities	$95	$220
Net cash used in investing activities	(69)	(109)
Cash used in financing activities	(232)	(115)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	1	(2)
Net decrease in cash and cash equivalents, and restricted cash	$(205)	$(6)
Six months ended June 30, 2019 vs. June 30, 2018
Net cash provided by operating activities
We generated $95 million of cash from operating activities in the first half of 2019, compared to $220 million in the year-ago period. The decrease is primarily attributable to lower profitability, and an increase in working capital in the current period, partially offset by lower interest payments and pension contributions.
Net cash used in investing activities
We used $69 million of cash in investing activities in the current period, which included:

•	$45 million in capital expenditures; and

•	$33 million of countervailing and anti-dumping duty cash deposits on softwood lumber;
offset in part by the full refund of countervailing duty cash deposits on uncoated groundwood paper of $6 million.

In the year-ago period, net cash used in investing activities was $109 million, or $40 million higher, reflecting countervailing and anti-dumping duty cash deposits of $58 million and capital expenditures of $53 million.
Cash used in financing activities
In 2019, we repurchased $225 million in aggregate principal amount of our 2023 notes, as well as $5 million of shares, as described below. This compares to repayments of $114 million under our revolving credit facilities in the first half of 2018.
Share Repurchase Program
During the six months ended June 30, 2019, we repurchased 0.7 million shares, at a cost of $5 million under our $150 million share repurchase program, which was launched in 2012. There remains $19 million under the program as of June 30, 2019.

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
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of June 30, 2019. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information about our stock repurchases for the three months ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30	—	$—	—	$23,983,730
May 1 to May 31	—	—	—	23,983,730
June 1 to June 30	720,000	6.23	720,000	19,498,130
Total	720,000	$6.23	720,000	$19,498,130

(1)	$150 million share repurchase program launched in 2012.
As of July 31, 2019, we repurchased 1,106,120 additional shares at an average price per share of $6.79 for a total cost of $7 million.

ITEM 5.	OTHER INFORMATION
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
As previously reported, on May 24, 2019, the stockholders of Resolute Forest Products approved the Resolute Forest Products 2019 Equity Incentive Plan (or the “2019 Incentive Plan”) at the Company’s 2019 Annual Meeting of Stockholders. The Company’s Board of Directors previously adopted the 2019 Incentive Plan on March 28, 2019, subject to shareholder approval.
Effective as of May 24, 2019, the 2019 Incentive Plan authorizes the granting of restricted stock, restricted stock units, performance stock units, performance shares and other equity-based awards to eligible persons, including executive officers and other employees of the Company, its subsidiaries and affiliates as well as non-employee directors of the Company. An aggregate of 3,000,000 shares are authorized and reserved for issuance under the 2019 Incentive Plan. The 2019 Incentive Plan replaces the Resolute Forest Products Equity Incentive Plan, which was adopted in 2010. A more detailed description of the 2019 Incentive Plan was included in the Company’s Proxy Statement dated April 10, 2019 (the “Proxy Statement”), under the caption “Management Proposals – Item 4: Vote to Approve the Resolute Forest Products 2019 Equity Incentive Plan.”
The foregoing and the summary of the 2019 Incentive Plan in the Proxy Statement are not complete summaries of the terms of the 2019 Incentive Plan and are qualified by reference to the full text of the 2019 Incentive Plan, which was attached as Appendix A to the Proxy Statement and is attached hereto as Exhibit 10.4 and incorporated by reference.

RESOLUTE FOREST PRODUCTS INC.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1
Second Amendment to the Credit Agreement, dated as of May 14, 2019, among Resolute Forest Products Inc., Resolute FP Canada Inc., certain other subsidiaries of Resolute Forest Products Inc. as borrowers or guarantors, various lenders, Bank of America, N.A., as U.S. Administrative Agent and Collateral Agent, and Bank of America, N.A. (through its Canada branch), as Canadian Administrative Agent (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed May 20, 2019, SEC file No. 001-33776).

†10.2	2019 Resolute Forest Products Inc. Short-Term Incentive Plan – U.S.

†10.3	2019 Resolute Forest Products Inc. Short-Term Incentive Plan – Canada / International.

†10.4	Resolute Forest Products Inc. 2019 Equity Incentive Plan.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

†	This is a management contract or compensatory plan or arrangement.
*
Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

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
Date: August 9, 2019