Form 10-Q
period 2019-09-30
Resolute Forest Products Inc.
filed 2019-11-12
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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
Yes ☐    No ☒
As of October 31, 2019, there were 89,293,752 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions of U.S. dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$705	$974	$2,255	$2,824
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	558	628	1,648	1,881
Depreciation and amortization	42	54	124	161
Distribution costs	94	117	295	356
Selling, general and administrative expenses	30	40	103	125
Closure costs, impairment and other related charges	—	—	—	1
Net gain on disposition of assets	(1)	—	(1)	(4)
Operating (loss) income	(18)	135	86	304
Interest expense	(8)	(12)	(24)	(36)
Non-operating pension and other postretirement benefit credits	12	13	36	38
Other (expense) income, net	(17)	14	(22)	4
(Loss) income before income taxes	(31)	150	76	310
Income tax provision	(12)	(33)	(52)	(111)
Net (loss) income including noncontrolling interests	(43)	117	24	199
Net income attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to Resolute Forest Products Inc.	$(43)	$117	$24	$199
Net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.47)	$1.28	$0.26	$2.18
Diluted	(0.47)	1.25	0.26	2.14
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	90.9	91.3	91.9	91.3
Diluted	90.9	93.4	93.0	93.2
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in millions of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income including noncontrolling interests	$(43)	$117	$24	$199
Other comprehensive income:
Unamortized prior service credits
Change in unamortized prior service credits	(2)	(9)	(9)	(17)
Income tax provision	—	—	—	—
Change in unamortized prior service credits, net of tax	(2)	(9)	(9)	(17)
Unamortized actuarial losses
Change in unamortized actuarial losses	6	11	17	29
Income tax provision	(2)	(2)	(4)	(6)
Change in unamortized actuarial losses, net of tax	4	9	13	23
Other comprehensive income, net of tax	2	—	4	6
Comprehensive (loss) income including noncontrolling interests	(41)	117	28	205
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(41)	$117	$28	$205
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions of U.S. dollars, except per share amount)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$69	$304
Accounts receivable, net:
Trade	314	347
Other	63	102
Inventories, net	522	508
Other current assets	40	43
Total current assets	1,008	1,304
Fixed assets, less accumulated depreciation of $1,611 and $1,498 as of September 30, 2019 and December 31, 2018, respectively	1,477	1,515
Amortizable intangible assets, less accumulated amortization of $26 and $24 as of September 30, 2019 and December 31, 2018, respectively	49	50
Deferred income tax assets	846	876
Operating lease right-of-use assets	63	—
Other assets	228	190
Total assets	$3,671	$3,935
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$396	$427
Current portion of long-term debt	1	223
Current portion of operating lease liabilities	8	—
Total current liabilities	405	650
Long-term debt, net of current portion	423	422
Pension and other postretirement benefit obligations	1,179	1,257
Operating lease liabilities, net of current portion	58	—
Other liabilities	54	71
Total liabilities	2,119	2,400
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 119.1 shares issued and 89.3 shares outstanding as of September 30, 2019; 118.8 shares issued and 90.8 shares outstanding as of December 31, 2018	—	—
Additional paid-in capital	3,803	3,802
Deficit	(1,174)	(1,198)
Accumulated other comprehensive loss	(946)	(950)
Treasury stock at cost, 29.8 shares and 28.0 shares as of September 30, 2019 and December 31, 2018, respectively	(132)	(120)
Total Resolute Forest Products Inc. shareholders’ equity	1,551	1,534
Noncontrolling interests	1	1
Total equity	1,552	1,535
Total liabilities and equity	$3,671	$3,935
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions of U.S. dollars)

	Three Months Ended September 30, 2019
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance as of June 30, 2019	$—	$3,803	$(1,131)	$(948)	$(125)	$1	$1,600
Net loss	—	—	(43)	—	—	—	(43)
Purchases of treasury stock (1.1 shares) (Note 11)	—	—	—	—	(7)	—	(7)
Other comprehensive income, net of tax	—	—	—	2	—	—	2
Balance as of September 30, 2019	$—	$3,803	$(1,174)	$(946)	$(132)	$1	$1,552

	Nine Months Ended September 30, 2019
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance as of December 31, 2018	$—	$3,802	$(1,198)	$(950)	$(120)	$1	$1,535
Share-based compensation, net of withholding taxes	—	1	—	—	—	—	1
Net income	—	—	24	—	—	—	24
Purchases of treasury stock (1.8 shares) (Note 11)	—	—	—	—	(12)	—	(12)
Stock unit awards vested (0.3 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	4	—	—	4
Balance as of September 30, 2019	$—	$3,803	$(1,174)	$(946)	$(132)	$1	$1,552

	Three Months Ended September 30, 2018
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of June 30, 2018	$—	$3,797	$(1,212)	$(774)	$(120)	$1	$1,692
Share-based compensation, net of withholding taxes	—	1	—	—	—	—	1
Net income	—	—	117	—	—	—	117
Other comprehensive income, net of tax	—	—	—	—	—	—	—
Balance as of September 30, 2018	$—	$3,798	$(1,095)	$(774)	$(120)	$1	$1,810

	Nine Months Ended September 30, 2018
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2017	$—	$3,793	$(1,294)	$(780)	$(120)	$1	$1,600
Share-based compensation, net of withholding taxes	—	5	—	—	—	—	5
Net income	—	—	199	—	—	—	199
Stock unit awards vested (0.1 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	6	—	—	6
Balance as of September 30, 2018	$—	$3,798	$(1,095)	$(774)	$(120)	$1	$1,810
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions of U.S. dollars)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income including noncontrolling interests	$24	$199
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	4	6
Depreciation and amortization	124	161
Reversal of inventory write-downs related to closures	—	(1)
Deferred income taxes	52	106
Net pension contributions and other postretirement benefit payments	(96)	(112)
Net gain on disposition of assets	(1)	(4)
(Gain) loss on translation of foreign currency denominated deferred income taxes	(26)	28
Loss (gain) on translation of foreign currency denominated pension and other postretirement benefit obligations	27	(23)
Net planned major maintenance amortization (payments)	16	(7)
Changes in working capital:
Accounts receivable	60	(6)
Inventories	(14)	(53)
Other current assets	(11)	(13)
Accounts payable and accrued liabilities	(41)	61
Other, net	2	9
Net cash provided by operating activities	120	351
Cash flows from investing activities:
Cash invested in fixed assets	(82)	(94)
Disposition of assets	2	2
Decrease in countervailing duty cash deposits on supercalendered paper, net	1	13
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	(46)	(62)
Decrease (increase) in countervailing duty cash deposits on uncoated groundwood paper	6	(6)
Net cash used in investing activities	(119)	(147)
Cash flows from financing activities:
Net repayments under revolving credit facilities	—	(144)
Payments of debt	(225)	—
Purchases of treasury stock	(12)	—
Payments of financing and credit facility fees	(2)	(1)
Cash used in financing activities	(239)	(145)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	1	(1)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(237)	58
Cash and cash equivalents, and restricted cash:
Beginning of period	345	49
End of period	$108	$107
Cash and cash equivalents, and restricted cash at period end:
Cash and cash equivalents	$69	$72
Restricted cash (included in “Other current assets” and “Other assets”)	39	35
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
Financial statements
Our interim consolidated financial statements and accompanying notes (or the “Consolidated Financial Statements”) are unaudited and have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (or the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the unaudited interim Consolidated Financial Statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year. These unaudited interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019. Certain prior period amounts in the accompanying notes to our Consolidated Financial Statements have been reclassified to conform to the 2019 presentation.
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
Note 2. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the nine months ended September 30, 2019, was as follows:

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2018	$28	$(971)	$(7)	$(950)
Other comprehensive loss before reclassifications	—	(3)	—	(3)
Amounts reclassified from accumulated other comprehensive loss (1)	(9)	16	—	7
Net current period other comprehensive (loss) income	(9)	13	—	4
Balance as of September 30, 2019	$19	$(958)	$(7)	$(946)

(1)	See the table below for details about these reclassifications.
The reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2019, were comprised of the following:

(Unaudited, in millions)	Amounts Reclassified From Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(8)	Non-operating pension and other postretirement benefit credits (1)
Curtailment gain	(1)	Non-operating pension and other postretirement benefit credits (1)
	—	Income tax provision
	$(9)	Net of tax
Unamortized Actuarial Losses
Amortization of actuarial losses	$21	Non-operating pension and other postretirement benefit credits (1)
	(5)	Income tax provision
	$16	Net of tax
Total Reclassifications	$7	Net of tax

(1)	These items are included in the computation of net periodic benefit credit related to our pension and other postretirement benefit (or “OPEB”) plans summarized in Note 8, “Employee Benefit Plans.”

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 3. Net (Loss) Income Per Share
The reconciliation of the basic and diluted net (loss) income per share for the three and nine months ended September 30, 2019 and 2018, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except per share amounts)	2019	2018	2019	2018
Numerator:
Net (loss) income attributable to Resolute Forest Products Inc.	$(43)	$117	$24	$199
Denominator:
Basic weighted-average number of Resolute Forest Products Inc. common shares outstanding	90.9	91.3	91.9	91.3
Dilutive impact of nonvested stock unit awards	—	2.1	1.1	1.9
Diluted weighted-average number of Resolute Forest Products Inc. common shares outstanding	90.9	93.4	93.0	93.2
Net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.47)	$1.28	$0.26	$2.18
Diluted	(0.47)	1.25	0.26	2.14

The weighted-average number of outstanding stock options and nonvested equity-classified restricted stock units, deferred stock units and performance stock units (collectively, “stock unit awards”) that were excluded from the calculation of diluted net (loss) income per share, as their impact would have been antidilutive, for the nine months ended September 30, 2019 and 2018, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2019	2018	2019	2018
Stock options	1.0	0.9	1.0	1.3
Stock unit awards	2.1	—	—	—

Note 4. Inventories, Net
Inventories, net as of September 30, 2019 and December 31, 2018, were comprised of the following:

(Unaudited, in millions)	September 30, 2019	December 31, 2018
Raw materials	$117	$106
Work in process	39	39
Finished goods	170	180
Mill stores and other supplies	196	183
	$522	$508

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 5. Operating leases
We have operating leases for buildings, machinery, chemical equipment, rail cars, and office equipment with remaining terms from less than one year to 24 years. These leases may include renewal options for up to 13 years.
The components of lease expense for the three and nine months ended September 30, 2019, were as follows:

(Unaudited, in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$3	$9
Variable lease cost (1)	5	15

(1)	Variable lease cost is determined by the consumption of the underlying asset.
Supplemental information related to operating leases was as follows:

(Unaudited)	September 30, 2019
Weighted-average remaining operating lease term (in years)	11.2
Weighted-average operating lease discount rate	4.7%

(Unaudited, in millions)	Nine Months Ended September 30, 2019
Operating cash flow payments for operating lease liabilities	$8
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	4

The maturities of operating lease liabilities as of September 30, 2019, were as follows:

(Unaudited, in millions)	Operating Leases
Years ending December 31,
2019	$3
2020	11
2021	10
2022	9
2023	7
2024 and thereafter	45
Total lease payments	85
Less: imputed interest	(19)
Total operating lease liabilities	$66

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 6. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of September 30, 2019 and December 31, 2018, were comprised of the following:

(Unaudited, in millions)	September 30, 2019	December 31, 2018
Trade accounts payable	$269	$299
Accrued compensation	49	66
Accrued interest	9	5
Pension and other postretirement benefit obligations	17	17
Accrued provision related to Fibrek Inc. dissenting shareholder litigation (Note 10)	33	—
Income and other taxes payable	3	4
Deposits	4	20
Other	12	16
	$396	$427

Note 7. Long-Term Debt
Overview
Long-term debt, including current portion, as of September 30, 2019 and December 31, 2018, was comprised of the following:

(Unaudited, in millions)	September 30, 2019	December 31, 2018
5.875% senior unsecured notes due 2023:
Principal amount	$375	$600
Deferred financing costs	(3)	(5)
Unamortized discount	(1)	(3)
Total 5.875% senior unsecured notes due 2023	371	592
Term loan due 2025	46	46
Finance lease obligation	7	7
Total debt	424	645
Less: Current portion of 5.875% senior unsecured notes due 2023	—	(222)
Less: Current portion of finance lease obligation	(1)	(1)
Long-term debt, net of current portion	$423	$422

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
On January 3, 2019 (or the “closing date”), we repurchased $225 million in aggregate principal amount of the 2023 Notes, pursuant to a notes purchase agreement entered into on December 21, 2018, with certain noteholders, at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the closing date. The aggregate principal amount and related deferred financing costs and unamortized discount were included in “Current portion of long-term debt” in our Consolidated Balance Sheet as of December 31, 2018. As a result of the repurchase, we recorded a net loss on

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

extinguishment of debt of $3 million in “Other (expense) income, net” in our Consolidated Statement of Operations for the nine months ended September 30, 2019.
The fair value of the 2023 Notes (Level 1) was $375 million and $598 million as of September 30, 2019 and December 31, 2018, respectively.
Senior Secured Credit Facility
On September 7, 2016, we entered into a senior secured credit facility for up to $185 million. This senior secured credit facility provided a term loan of $46 million with a maturity date of September 7, 2025, and a revolving credit facility of up to $139 million with a maturity date of September 7, 2022. As of September 30, 2019, we had $139 million of availability under the revolving credit facility, which was undrawn. The fair value of the term loan (Level 2) approximated its carrying value as of both September 30, 2019 and December 31, 2018.
On October 28, 2019, we entered into an amended and restated senior secured credit facility (or the “Senior Secured Credit Facility”) for up to $360 million, replacing our existing $185 million senior secured credit facility. The Senior Secured Credit Facility provides a term loan facility of up to $180 million with a delayed draw period of up to three years, and the choice of maturities of six to ten years from the date of drawing (or the “Term Loan Facility”), and a six-year revolving credit facility of up to $180 million with a maturity date of October 28, 2025 (or the “Revolving Credit Facility”). There is also an uncommitted option to increase the Senior Secured Credit Facility by up to an additional $360 million, subject to certain terms and conditions. On October 28, 2019, we repaid our $46 million term loan by borrowing under the Revolving Credit Facility.
The obligations under the Senior Secured Credit Facility are guaranteed by certain material U.S. subsidiaries of the Company and are secured by a first priority mortgage on the real property of our Calhoun (Tennessee) facility and a first priority security interest on the fixtures and equipment located therein.
Interest rates under the Senior Secured Credit Facility are based, at the Company’s election, on either a floating rate based on the London Interbank Offered Rate (or the “LIBOR”), or a base rate, in each case plus a spread over the index. The Senior Secured Credit Facility also contains provisions for an expedited amendment procedure for replacing LIBOR if LIBOR quotes are no longer available. The base rate is the highest of (i) the prime rate; (ii) the federal funds rate plus 0.5%; and (iii) the one-month LIBOR plus 1%. The applicable spread over the index fluctuates quarterly based upon (a) the Company’s capitalization ratio, which is defined as the ratio of the Company’s funded indebtedness to the sum of the Company’s funded indebtedness and its adjusted net worth; and (b) in the case of the loans under the Term Loan Facility, the maturity date of such loans. For loans under the Term Loan Facility, the applicable spread ranges from 0.5% to 1.5% for base rate loans, and from 1.5% to 2.5% for LIBOR loans. For loans under the Revolving Credit Facility, the applicable spread ranges from 0.5% to 1.0% for base rate loans, and from 1.5% to 2.0% for LIBOR loans. The Senior Secured Credit Facility was issued by a syndicate of lenders within the farm credit system and is eligible for patronage refunds. Patronage refunds are distributions of profits from lenders in the farm credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are made in either cash or stock, are received in the year after they were earned. Future refunds are dependent on future farm credit lender profits, made at the discretion of each farm credit lender.
In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, we are required to pay a fee in respect of unutilized commitments based on the average daily utilization for the prior fiscal quarter ranging from 0.275% to 0.325% per annum under the Revolving Credit Facility and ranging from 0.25% to 0.40% for the Term Loan Facility during the delay draw period.
The outstanding principal balance of any term loan made under the Term Loan Facility is subject to annual payments of 5% of the initial principal amount of such term loan commencing on the fifth anniversary of each term loan’s draw date with the balance due six to ten years after the draw date based on the chosen maturity of each term loan. Loans under the Revolving Credit Facility and the Term Loan Facility may be prepaid from time to time at our discretion without premium or penalty but subject to breakage costs, if any, in the case of LIBOR loans. Amounts repaid on the Term Loan Facility may not be subsequently re-borrowed. Principal amounts under the Revolving Credit Facility may be drawn, repaid, and redrawn until October 27, 2025.
Pursuant to the Senior Secured Credit Facility, we are also required to maintain (i) a capitalization ratio not greater than 45% at all times; (ii) a collateral coverage ratio of not less than 1.8:1.0; and (iii) a springing consolidated fixed charge coverage ratio of 1.0:1.0, which is triggered only when adjusted availability under the ABL Credit Facility (as discussed and defined below) falls below the greater of $45 million or 10% of the maximum available borrowing amount under the ABL Credit Facility for two

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

consecutive business days. The consolidated fixed charge coverage ratio is the ratio of (a) consolidated EBITDA less certain capital expenditures and less cash taxes paid, to (b) consolidated fixed charges, as determined under the Senior Secured Credit Facility.
In addition, the Senior Secured Credit Facility contains certain covenants applicable to the Company and its subsidiaries, including, among others: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence and repayment of indebtedness; (iii) restrictions on the existence or incurrence of liens; (iv) restrictions on the Company and certain of its subsidiaries making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations, and asset dispositions; (vii) restrictions on transactions with affiliates; and (viii) restrictions on modifications to material indebtedness. The Senior Secured Credit Facility includes customary representations, warranties and events of default subject to customary grace periods and notice requirements.
ABL Credit Facility
On May 14, 2019, we entered into an amendment to the credit agreement dated May 22, 2015, for a senior secured asset-based revolving credit facility (or the “ABL Credit Facility”). The amended credit agreement provides for an extension of the maturity date to May 14, 2024, with an aggregate lender commitment of up to $500 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves.
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
Loans under the credit agreement bear interest at a rate equal to a base rate, the LIBOR, or the Canadian Dollar Offered Rate (or the “CDOR”), in each case plus an applicable margin. The applicable margin is between 0.00% and 0.50% with respect to base rate loans and between 1.00% and 1.50% with respect to LIBOR and CDOR loans, in each case based on availability under the credit facility and a leverage ratio.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

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
As of September 30, 2019, we had $358 million of availability under the ABL Credit Facility, which was undrawn except for $52 million of ordinary course letters of credit outstanding.
Finance lease obligation
We have a finance lease obligation for a warehouse with a maturity date of December 1, 2027, which can be renewed for 20 years at our option. Minimum monthly payments are determined by an escalatory price clause.
Note 8. Employee Benefit Plans
Pension and other postretirement benefit plans
The components of net periodic benefit credit relating to our pension and OPEB plans for the three and nine months ended September 30, 2019 and 2018, were as follows:
Pension Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2019	2018	2019	2018
Interest cost	$45	$46	$135	$142
Expected return on plan assets	(63)	(65)	(187)	(199)
Amortization of actuarial losses	8	9	26	29
Amortization of prior service credits	1	—	—	(1)
Non-operating pension credits	(9)	(10)	(26)	(29)
Service cost	4	5	11	14
Net periodic benefit credits before special events	(5)	(5)	(15)	(15)
Curtailment and settlement (gain) loss	—	—	(1)	1
	$(5)	$(5)	$(16)	$(14)
OPEB Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2019	2018	2019	2018
Interest cost	$2	$1	$4	$4
Amortization of actuarial gains	(2)	—	(5)	(3)
Amortization of prior service credits	(3)	(4)	(8)	(11)
Non-operating other postretirement benefit credits	(3)	(3)	(9)	(10)
Service cost	—	—	—	1
	$(3)	$(3)	$(9)	$(9)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Defined contribution plans
Our expense for the defined contribution plans totaled $5 million and $5 million for the three months ended September 30, 2019 and 2018, respectively, and $14 million and $15 million for the nine months ended September 30, 2019 and 2018, respectively.
Note 9. Income Taxes
The income tax provision attributable to (loss) income before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the three and nine months ended September 30, 2019 and 2018, as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2019	2018	2019	2018
(Loss) income before income taxes	$(31)	$150	$76	$310
Income tax provision:
Expected income tax benefit (provision)	6	(31)	(16)	(65)
Changes resulting from:
Valuation allowance (1)	(7)	32	(18)	40
Foreign exchange	(3)	2	1	(12)
U.S. tax on non-U.S. earnings (2)	(6)	(28)	(11)	(53)
State income taxes, net of federal income tax benefit	3	(1)	5	1
Foreign tax rate differences	(1)	(7)	(10)	(19)
Other, net	(4)	—	(3)	(3)
	$(12)	$(33)	$(52)	$(111)

(1)	Relates to our U.S. operations where we recognize a valuation allowance against virtually all of our net deferred income tax assets.

(2)	Reduces income tax benefits on U.S. losses for the three and nine months ended September 30, 2019 and 2018.
Note 10. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, First Nations claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of September 30, 2019, will not have a material adverse effect on our Consolidated Financial Statements.
Asbestos-related lawsuits
We are involved in a number of asbestos-related lawsuits filed primarily in U.S. state courts, including certain cases involving multiple defendants. These lawsuits principally allege direct or indirect personal injury or death resulting from exposure to asbestos-containing premises. While we dispute the plaintiffs’ allegations and intend to vigorously defend these claims, the ultimate resolution of these matters cannot be determined at this time. These lawsuits frequently involve claims for unspecified compensatory and punitive damages, and we are unable to reasonably estimate a range of possible losses. However, unfavorable rulings, judgments or settlement terms could materially impact our Consolidated Financial Statements. Certain

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

cases, including cases that were scheduled in March 2019, were settled without any material impact in our Consolidated Statements of Operations for the three and nine months ended September 30, 2019.
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
On April 24, 2017, Commerce announced its preliminary determination in the countervailing duty investigation and, as a result, after April 28, 2017, we were required to pay cash deposits to the U.S. Customs and Border Protection agency (or “U.S. Customs”) at a rate of 12.82% for estimated countervailing duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills. The preliminary rate remained in effect until August 26, 2017. Commerce changed the rate in its final affirmative determination on November 2, 2017, but the new rate did not take effect until December 28, 2017, following the ITC’s final affirmative determination and the publication by Commerce of a countervailing duty order. Since that date, we have been required to resume paying cash deposits to U.S. Customs at a rate of 14.7% for our U.S. imports of Canadian-produced softwood lumber products. This rate will continue until Commerce sets a duty rate in an administrative review, or a new rate may be set through a remand determination by a North American Free Trade Agreement binational panel (or “Panel”) on appeal. Through September 30, 2019, our cash deposits totaled $117 million and, based on the 14.7% rate and our current operating parameters, could be as high as $60 million per year.
On June 26, 2017, Commerce announced its preliminary determination in the anti-dumping investigation and, as a result, after June 30, 2017, we were required to pay cash deposits to U.S. Customs at a rate of 4.59% for estimated anti-dumping duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills. On November 2, 2017, Commerce announced its final affirmative determination in the anti-dumping investigation and, as a result, since November 8, 2017, we have been required to pay cash deposits to U.S. Customs, at a rate of 3.2% for our U.S. imports of Canadian-produced softwood lumber products. This rate will apply until Commerce sets a duty rate in an administrative review, or a new rate may be set through a remand determination by a Panel on appeal. Through September 30, 2019, our cash deposits totaled $32 million and, based on the 3.2% rate and our current operating parameters, could be as high as $15 million per year.
On April 1, 2019, Commerce published a notice initiating the administrative reviews of the countervailing duty and anti-dumping orders on softwood lumber products from Canada. We were selected as a mandatory respondent in these administrative reviews and we are in the process of responding to Commerce with the information requested.
On September 4, 2019, a Panel issued an interim decision upholding the affirmative final injury determinations of the ITC in both investigations of softwood lumber products from Canada. The Panel remanded the ITC to reconsider several findings and ordered the ITC to submit its redetermination on remand within 90 days from the date of the Panel interim decision.
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
Fibrek acquisition
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (or “Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order by the Quebec Superior Court in Canada (or “Quebec Superior Court”) approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. On September 26, 2019, the Quebec Superior Court rendered a decision fixing the fair value of the shares of the dissenting shareholders at Cdn $1.99 per share, or Cdn $31 million in aggregate, plus interest and an additional indemnity, for a total currently estimated at Cdn $44 million ($33 million, based on the exchange rate in effect on September 30, 2019) payable in cash. Of this amount, Cdn $19 million ($14 million) was payable immediately and paid on October 2, 2019. We are appealing the decision, therefore the payment of any additional consideration and its timing will depend on the outcome of the appeal. As previously reported,

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

we had accrued Cdn $14 million ($10 million, based on the exchange rate in effect on September 30, 2019) for the payment of the dissenting shareholders’ claims. We have accrued an additional Cdn $30 million ($23 million, based on the exchange rate in effect on September 30, 2019) for the estimated eventual payment of any amounts following the outcome of the appeal, and as a result recorded $23 million in “Other (expense) income, net” in our Consolidated Statements of Operations for the three and nine months ended September 30, 2019.
Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($115 million, based on the exchange rate in effect on September 30, 2019), would have to be funded if we do not obtain the relief sought. The hearing in this matter could occur in 2020.
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
We have environmental liabilities of $8 million recorded as of both September 30, 2019 and December 31, 2018, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
We also have asset retirement obligations of $23 million recorded as of both September 30, 2019 and December 31, 2018, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
Note 11. Share Capital
During the three and nine months ended September 30, 2019, we repurchased 1.1 million and 1.8 million shares, respectively, at a cost of $7 million and $12 million, respectively, under our $150 million share repurchase program, which was launched in 2012. We did not repurchase any shares during the three and nine months ended September 30, 2018. There remains $12 million under the program.

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
Information about certain segment data for the three and nine months ended September 30, 2019 and 2018, was as follows:

(Unaudited, in millions)	Market Pulp (1)	Tissue (2)	Wood Products (3)	Newsprint	Specialty Papers	Segment Total	Corporate and Other	Total
Sales
Third quarter
2019	$201	$43	$146	$180	$135	$705	$—	$705
2018	288	38	203	232	213	974	—	974
First nine months
2019	621	125	475	601	433	2,255	—	2,255
2018	809	95	666	660	594	2,824	—	2,824
Depreciation and amortization
Third quarter
2019	$7	$4	$8	$7	$11	$37	$5	$42
2018	7	5	8	16	12	48	6	54
First nine months
2019	17	13	25	22	32	109	15	124
2018	22	11	23	49	36	141	20	161
Operating (loss) income
Third quarter
2019	$(12)	$(3)	$(4)	$4	$4	$(11)	$(7)	$(18)
2018	57	(10)	45	32	26	150	(15)	135
First nine months
2019	57	(15)	(1)	49	34	124	(38)	86
2018	131	(21)	177	46	23	356	(52)	304

(1)
Inter-segment sales of $8 million and $10 million for the three months ended September 30, 2019 and 2018, respectively, and $30 million and $29 million for the nine months ended September 30, 2019 and 2018, were excluded from market pulp sales. Effective July 1, 2019, these sales were transacted either at the lowest market price of the previous month or cost. Previously these sales were transacted at cost. This change has no material impact on the segment presentation.

(2)	The operating results of our Calhoun tissue operations, previously recorded under “corporate and other,” have been recorded in our tissue segment since April 1, 2018.

(3)
Wood products sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $6 million and $7 million for the three months ended September 30, 2019 and 2018, respectively, and $17 million and $23 million for the nine months ended September 30, 2019 and 2018, respectively.

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
The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2019 and 2018, the Balance Sheets as of September 30, 2019 and December 31, 2018, and the Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 for the Parent, the Guarantor Subsidiaries on a combined basis, and the Non-guarantor Subsidiaries also on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended September 30, 2019
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$556	$526	$(377)	$705
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	562	378	(382)	558
Depreciation and amortization	—	10	32	—	42
Distribution costs	—	23	69	2	94
Selling, general and administrative expenses	2	10	18	—	30
Net gain on disposition of assets	—	—	(1)	—	(1)
Operating (loss) income	(2)	(49)	30	3	(18)
Interest expense	(15)	(1)	(3)	11	(8)
Non-operating pension and other postretirement benefit credits	—	4	8	—	12
Other income (expense), net	—	10	(16)	(11)	(17)
Equity in loss of subsidiaries	(26)	(14)	—	40	—
(Loss) income before income taxes	(43)	(50)	19	43	(31)
Income tax provision	—	—	(11)	(1)	(12)
Net (loss) income including noncontrolling interests	(43)	(50)	8	42	(43)
Net income attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to Resolute Forest Products Inc.	$(43)	$(50)	$8	$42	$(43)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(41)	$(53)	$13	$40	$(41)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2019
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$1,841	$1,692	$(1,278)	$2,255
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	1,809	1,120	(1,281)	1,648
Depreciation and amortization	—	29	95	—	124
Distribution costs	—	72	224	(1)	295
Selling, general and administrative expenses	12	34	57	—	103
Net gain on disposition of assets	—	—	(1)	—	(1)
Operating (loss) income	(12)	(103)	197	4	86
Interest expense	(49)	(3)	(9)	37	(24)
Non-operating pension and other postretirement benefit credits	—	9	27	—	36
Other (expense) income, net	(3)	42	(24)	(37)	(22)
Equity in income of subsidiaries	88	4	—	(92)	—
Income (loss) before income taxes	24	(51)	191	(88)	76
Income tax provision	—	—	(51)	(1)	(52)
Net income (loss) including noncontrolling interests	24	(51)	140	(89)	24
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Resolute Forest Products Inc.	$24	$(51)	$140	$(89)	$24
Comprehensive income (loss) attributable to Resolute Forest Products Inc.	$28	$(59)	$152	$(93)	$28

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2019
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$64	$5	$—	$69
Accounts receivable, net	1	243	133	—	377
Accounts receivable from affiliates	—	256	757	(1,013)	—
Inventories, net	—	192	339	(9)	522
Advance and interest receivable from parent	—	67	—	(67)	—
Interest receivable from affiliate	—	1	—	(1)	—
Other current assets	—	20	20	—	40
Total current assets	1	843	1,254	(1,090)	1,008
Fixed assets, net	—	523	954	—	1,477
Amortizable intangible assets, net	—	3	46	—	49
Deferred income tax assets	—	1	843	2	846
Operating lease right-of-use assets	—	28	35	—	63
Notes receivable from parent	—	1,280	—	(1,280)	—
Note receivable from affiliate	—	110	—	(110)	—
Investments in consolidated subsidiaries and affiliates	3,851	2,069	—	(5,920)	—
Other assets	—	172	56	—	228
Total assets	$3,852	$5,029	$3,188	$(8,398)	$3,671
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$13	$119	$264	$—	$396
Current portion of long-term debt	—	1	—	—	1
Current portion of operating lease liabilities	—	4	4	—	8
Accounts payable to affiliates	261	797	—	(1,058)	—
Advance and interest payable to subsidiaries	67	—	—	(67)	—
Interest payable to affiliate	—	—	1	(1)	—
Total current liabilities	341	921	269	(1,126)	405
Long-term debt, net of current portion	371	52	—	—	423
Notes payable to subsidiaries	1,280	—	—	(1,280)	—
Note payable to affiliate	—	—	110	(110)	—
Pension and other postretirement benefit obligations	—	318	861	—	1,179
Operating lease liabilities, net of current portion	—	26	32	—	58
Other liabilities	—	23	31	—	54
Total liabilities	1,992	1,340	1,303	(2,516)	2,119
Total equity	1,860	3,689	1,885	(5,882)	1,552
Total liabilities and equity	$3,852	$5,029	$3,188	$(8,398)	$3,671

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2019
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$64	$56	$—	$120
Cash flows from investing activities:
Cash invested in fixed assets	—	(26)	(56)	—	(82)
Disposition of assets	—	2	—	—	2
Decrease in countervailing duty cash deposits on supercalendered paper	—	1	—	—	1
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	—	(46)	—	—	(46)
Decrease in countervailing duty cash deposits on uncoated groundwood paper	—	6	—	—	6
Increase in notes receivable from parent	—	(237)	—	237	—
Net cash used in investing activities	—	(300)	(56)	237	(119)
Cash flows from financing activities:
Payments of debt	(225)	—	—	—	(225)
Purchases of treasury stock	(12)	—	—	—	(12)
Payments of financing and credit facility fees	—	(1)	(1)	—	(2)
Increase in notes payable to subsidiary	237	—	—	(237)	—
Net cash used in financing activities	—	(1)	(1)	(237)	(239)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	—	—	1	—	1
Net decrease in cash and cash equivalents, and restricted cash	—	(237)	—	—	(237)
Cash and cash equivalents, and restricted cash:
Beginning of period	—	306	39	—	345
End of period	$—	$69	$39	$—	$108
Cash and cash equivalents, and restricted cash at period end:
Cash and cash equivalents	$—	$64	$5	$—	$69
Restricted cash	—	5	34	—	39

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

Note 14. Subsequent Event
The following significant event occurred subsequent to September 30, 2019:

•
On October 28, 2019, we entered into an amended and restated Senior Secured Credit Facility for up $360 million, replacing our existing $185 million senior secured credit facility, as further discussed in Note 7. Long-Term Debt – Senior Secured Credit Facility.

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
OVERVIEW
Resolute Forest Products is a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, newsprint and specialty papers, which are marketed in close to 70 countries. The Company owns or operates some 40 facilities, as well as power generation assets, in the U.S. and Canada. Our facilities are strategically located, providing us with the operational flexibility to develop the right products at the right sites, in favorable geographic locations, for a diversified customer base. We are the largest Canadian producer of wood products east of the Canadian Rockies, a leading global producer of newsprint and a competitive pulp producer in North America. By capacity, we are the largest producer of uncoated mechanical papers in North America. We are also an emerging tissue producer.
We report our activities in five business segments: market pulp, tissue, wood products, newsprint, and specialty papers. We believe an integrated approach across these segments maximizes value creation for our Company and stakeholders.
We are guided by our vision and values, focusing on safety, sustainability, profitability, accountability, and teamwork. We believe we can be distinguished by the following competitive strengths:

•	Competitive cost structure combined with diversified and integrated asset base

–	large-scale and cost-effective operations, including significant internal energy production from cogeneration and hydroelectric facilities, which support our value proposition;

–	control over fiber transformation chain from stump to end product for the majority of our offering;

–	nearly 100% of our products sourced from high-quality virgin fiber;

–	harvesting rights for the majority of fiber needs in Canada; and

–	sophisticated logistics capabilities to meet demanding customer expectations.

•
Strong balance sheet – our low debt, which has favorable pricing and flexibility, combined with strong liquidity levels, provide us with the ability to execute our strategy, particularly the continued transformation to a more profitable and sustainable company for the long term. We have significant tax assets to defer cash income taxes and provide synergies to execute this strategy. Customers benefit from a financially stable and reliable business partner in a challenging industry.

•	Seasoned management team

–	deep industry expertise, with influential leaders in forestry, operations, environmental risk management and public policy;

–	culture of accountability, encouraging transparency and straightforwardness; and

–	core identity tied to renewable resources we harvest in a truly sustainable manner.
Our Business
For information relating to our products, strategy and highlights, sustainable development and performance, and power generation assets, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Our Business” in our 2018 Annual Report.

Third Quarter Overview
Fibrek acquisition
On September 26, 2019, the Quebec Superior Court in Canada rendered a decision fixing the fair value of the shares of the dissenting Fibrek Inc. (or “Fibrek”) shareholders at Cdn $1.99 per share, or Cdn $31 million in aggregate, plus interest and an additional indemnity, for a total currently estimated at Cdn $44 million ($33 million, based on the exchange rate in effect on September 30, 2019) payable in cash. We are appealing the decision. As previously reported, we had accrued Cdn $14 million ($10 million, based on the exchange rate in effect on September 30, 2019) for the payment of the dissenting shareholders’ claims. We have accrued an additional Cdn $30 million ($23 million, based on the exchange rate in effect on September 30, 2019) for the estimated eventual payment of any amounts following the outcome of the appeal, and as a result recorded $23 million in “Other (expense) income, net” in our Consolidated Statements of Operations for the three months ended September 30, 2019.
Share repurchase program
During the third quarter of 2019, we repurchased 1.1 million shares, at a cost of $7 million, under our share repurchase program.
Three months ended September 30, 2019 vs. September 30, 2018
Our operating loss was $18 million in the quarter, compared to operating income of $135 million in the third quarter of 2018. Excluding special items, we incurred an operating loss of $19 million, compared to operating income of $135 million in the year-ago period. Special items are described below.
Our net loss in the quarter was $43 million, or $0.47 per share, compared to net income of $117 million, or $1.25 per diluted share, in the year-ago period. Our net loss in the quarter, excluding special items, was $34 million, or $0.37 per share, compared to net income of $96 million, or $1.03 per diluted share, in the year-ago period.

Three Months Ended September 30, 2019	Operating Loss	Net Loss	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(18)	$(43)	$(0.47)
Adjustments for special items:
Foreign exchange gain	—	(1)	(0.01)
Net gain on disposition of assets	(1)	(1)	(0.01)
Non-operating pension and other postretirement benefit credits	—	(12)	(0.13)
Other expense, net (1)	—	18	0.20
Income tax effect of special items	—	5	0.05
Adjusted for special items (2)	$(19)	$(34)	$(0.37)

Three Months Ended September 30, 2018	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$135	$117	$1.25
Adjustments for special items:
Non-operating pension and other postretirement benefit credits	—	(13)	(0.14)
Other income, net (1)	—	(14)	(0.15)
Income tax effect of special items	—	6	0.07
Adjusted for special items (2)	$135	$96	$1.03

(1)	Excludes foreign exchange gains and losses.

(2)
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
Nine months ended September 30, 2019 vs. September 30, 2018
Our operating income was $86 million in the first nine months of the year, compared to $304 million in the year-ago period. Excluding special items, we generated operating income of $85 million, compared to $308 million in the year-ago period. Special items are described below.
Our net income in the first nine months of the year was $24 million, or $0.26 per diluted share, compared to $199 million or $2.14 per diluted share in the year-ago period. Our net income in the period, excluding special items, was $7 million, or $0.08 per diluted share, compared to $179 million, or $1.92 per diluted share, in the year-ago period.

Nine Months Ended September 30, 2019	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$86	$24	$0.26
Adjustments for special items:
Foreign exchange loss	—	9	0.10
Net gain on disposition of assets	(1)	(1)	(0.01)
Non-operating pension and other postretirement benefit credits	—	(36)	(0.39)
Other expense, net (1)	—	13	0.14
Income tax effect of special items	—	(2)	(0.02)
Adjusted for special items (2)	$85	$7	$0.08

Nine Months Ended September 30, 2018	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$304	$199	$2.14
Adjustments for special items:
Foreign exchange loss	—	2	0.02
Closure costs, impairment and other related charges	1	1	0.01
Reversal of inventory write-downs related to closures	(1)	(1)	(0.01)
Start-up costs	8	8	0.09
Net gain on disposition of assets	(4)	(4)	(0.04)
Non-operating pension and other postretirement benefit credits	—	(38)	(0.41)
Other income, net (1)	—	(6)	(0.07)
Income tax effect of special items	—	18	0.19
Adjusted for special items (2)	$308	$179	$1.92

(1)	Excludes foreign exchange gains and losses.

(2)
Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 2 under “Overview – Third Quarter Overview” above.

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
RESULTS OF OPERATIONS
Consolidated Results
Selected financial information

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except per share amounts)	2019	2018	2019	2018
Sales	$705	$974	$2,255	$2,824
Operating (loss) income per segment:
Market pulp	(12)	57	57	131
Tissue	(3)	(10)	(15)	(21)
Wood products	(4)	45	(1)	177
Newsprint	4	32	49	46
Specialty papers	4	26	34	23
Segment total	(11)	150	124	356
Corporate and other	(7)	(15)	(38)	(52)
Operating (loss) income	(18)	135	86	304
Net (loss) income attributable to Resolute Forest Products Inc.	(43)	117	24	199
Net (loss) income per common share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.47)	$1.28	$0.26	$2.18
Diluted	(0.47)	1.25	0.26	2.14
Adjusted EBITDA (1)	$23	$189	$209	$469

(Unaudited, in millions)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$69	$304
Total assets	3,671	3,935

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2019	2018	2019	2018
Net (loss) income including noncontrolling interests	$(43)	$117	$24	$199
Interest expense	8	12	24	36
Income tax provision	12	33	52	111
Depreciation and amortization	42	54	124	161
EBITDA	$19	$216	$224	$507
Foreign exchange (gain) loss	(1)	—	9	2
Closure costs, impairment and other related charges	—	—	—	1
Reversal of inventory write-downs related to closures	—	—	—	(1)
Start-up costs	—	—	—	8
Net gain on disposition of assets	(1)	—	(1)	(4)
Non-operating pension and other postretirement benefit credits	(12)	(13)	(36)	(38)
Other expense (income), net (1)	18	(14)	13	(6)
Adjusted EBITDA	$23	$189	$209	$469

(1)	Excludes foreign exchange gains and losses.
The operating results of our Calhoun (Tennessee) tissue operations, previously recorded under “corporate and other,” have been recorded in our tissue segment since April 1, 2018.
Three months ended September 30, 2019 vs. September 30, 2018
Operating (loss) income variance analysis
Sales
Sales decreased by $269 million compared to the year-ago period, to $705 million. After removing the effect of the divestitures of the Catawba (South Carolina) and Fairmont (West Virginia) facilities in the fourth quarter of 2018, sales volume was $27 million lower, mainly due to lower shipments of newsprint, specialty papers, and wood products, partially offset by higher volumes of market pulp. Pricing also contributed to a $111 million decrease in sales, reflecting lower average transaction prices for wood products, market pulp, and newsprint, down by 25%, 20%, and 9%, respectively.

Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs, which we refer to as “COS”, improved by $70 million in the quarter. After removing the COS related to the divestitures, the effect of lower volume, and the Canadian dollar fluctuation, COS increased by $49 million, mainly reflecting:

•	unfavorable maintenance costs ($24 million), mainly related to scheduled outages;

•	higher wood fiber costs ($13 million), mostly due to wood shortages;

•	an increase in labor costs ($7 million);

•	higher chemical costs ($5 million); and

•	lower contribution from our hydroelectric facilities ($3 million), due to scheduled maintenance;
partly offset by favorable recycled fiber prices ($5 million).
Depreciation and amortization
Depreciation and amortization was $12 million lower in the quarter, mainly reflecting certain newsprint assets that were fully depreciated at the end of the fourth quarter of 2018, the divestitures of the Catawba and Fairmont facilities, and the increase of the useful lives of certain of our newsprint machinery and equipment.
Selling, general and administrative expenses
Selling, general and administrative expenses (or “SG&A”) improved by $10 million in the quarter, mainly due to lower stock-based compensation expense and lower incentive plan expense, which is based on company performance.
Net (loss) income variance analysis
Interest expense
Interest expense was $4 million lower in the quarter, as we repurchased $225 million in aggregate principal amount of our 5.875% senior unsecured notes due 2023 (or the “2023 Notes”) on January 3, 2019.
Other (expense) income, net
We recorded other expense, net of $17 million in the quarter, compared to other income, net of $14 million in the year-ago period. The difference mainly reflects the $23 million provision related to the Fibrek litigation recorded in the current quarter.
Income taxes
We recorded an income tax provision of $12 million in the period, on a loss before income taxes of $31 million, compared to an expected income tax benefit of $6 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects a valuation allowance related to our U.S. operations ($7 million) where we recognize a valuation allowance against virtually all of our net deferred income tax assets, U.S. tax on non-U.S. earnings ($6 million), and foreign exchange items ($3 million).
In the third quarter of 2018, we recorded an income tax provision of $33 million, on income before income taxes of $150 million, compared to an expected income tax provision of $31 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects U.S. tax on non-U.S. earnings ($28 million), and foreign tax rate differences ($7 million), mostly offset by a valuation allowance reversal related to our U.S. operations ($32 million).

Nine months ended September 30, 2019 vs. September 30, 2018
Operating income variance analysis
Sales
Sales decreased by $569 million compared to the year-ago period, to $2,255 million. After removing the effect of the divestitures of the Catawba and Fairmont facilities, sales declined by $221 million. Lower volume reduced sales by $91 million, reflecting lower shipments in newsprint, wood products, and specialty papers, while pricing had an unfavorable impact of $142 million. The drop in the average transaction price for wood products and market pulp, down by 26% and 4%, respectively, more than outweighed increases in the average transaction price for specialty papers and newsprint. The inclusion of our Calhoun tissue operations’ results in our tissue segment increased sales by $16 million.
Cost of sales, excluding depreciation, amortization and distribution costs
COS was $233 million lower in the period. After removing the COS related to the divestitures and Calhoun’s tissue operations, as well as the effect of lower volume, and the Canadian dollar fluctuation, COS increased by $131 million, largely reflecting:

•	higher wood fiber costs ($51 million), mainly due to wood shortages;

•	unfavorable maintenance costs ($39 million), largely associated with scheduled outages;

•	higher labor expense ($17 million);

•	lower contribution from our hydroelectric facilities ($5 million) and our cogeneration assets that sell power externally ($3 million), largely due to scheduled maintenance;

•	higher chemical costs ($8 million); and

•	a rise in recycled fiber prices ($3 million);
partly offset by start-up costs incurred in the year-ago period ($7 million) for the Calhoun tissue manufacturing and converting facility.
Distribution costs
After removing the distribution costs related to Calhoun’s tissue operations and divestitures, the effect of lower volume, and the Canadian dollar fluctuation, distribution costs decreased by $6 million, reflecting improved freight rates and transportation optimization, mainly in specialty papers.
Depreciation and amortization
Depreciation and amortization was $37 million lower in the period, mainly reflecting certain newsprint assets that were fully depreciated at the end of the fourth quarter of 2018, the divestitures of the Catawba and Fairmont facilities, and the increase of the useful lives of certain of our newsprint machinery and equipment.

Selling, general and administrative expenses
SG&A improved by $22 million in the first nine months of the year compared to the same period last year, mainly due to lower incentive plan expense, which is based on company performance, and lower stock-based compensation expense.
Net income variance analysis
Interest expense
Interest expense was $12 million lower in the period, as we repurchased $225 million in aggregate principal amount of our 2023 Notes on January 3, 2019, and we fully repaid borrowings of $144 million under our revolving credit facilities in 2018.
Other (expense) income, net
We recorded other expense, net of $22 million in the first nine months of 2019, compared to other income, net of $4 million in the year-ago period. The difference mostly reflects the $23 million provision related to the Fibrek litigation recorded in the current period.
Income taxes
We recorded an income tax provision of $52 million in the period, on income before income taxes of $76 million, compared to an expected income tax provision of $16 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects a valuation allowance related to our U.S. operations ($18 million), U.S. tax on non-U.S. earnings ($11 million), and state and foreign tax rate differences ($5 million).
In the first nine months of 2018, we recorded an income tax provision of $111 million, on income before income taxes of $310 million, compared to an expected income tax provision of $65 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects U.S. tax on non-U.S. earnings ($53 million), foreign tax rate differences ($19 million), and foreign exchange items ($12 million), partly offset by a valuation allowance reversal related to our U.S. operations ($40 million).
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

MARKET PULP
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2019	2018	2019	2018
Sales	$201	$288	$621	$809
Operating (loss) income (1)	(12)	57	57	131
EBITDA (2)	(5)	64	74	153
(In thousands of metric tons)
Shipments	320	367	863	1,082
Downtime	16	26	39	54

	September 30,
(Unaudited, in thousands of metric tons)	2019	2018
Finished goods inventory	74	116

(1)	Net (loss) income including noncontrolling interests is equal to operating (loss) income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2019	2018	2019	2018
Net (loss) income including noncontrolling interests	$(12)	$57	$57	$131
Depreciation and amortization	7	7	17	22
EBITDA	(5)	64	74	153
Industry trends

World demand for chemical pulp was largely unchanged in the first nine months of the year compared to the year-ago period, as the decrease of 9.4% in Western Europe was mostly offset by China, up by 5.9%, while North America was unchanged. World capacity grew by 0.9% over the same period.
World demand for softwood pulp grew by 4.6% in the first nine months of the year, with increases in shipments to China and North America of 15.5% and 1.7%, respectively, while Western Europe was down by 5.9%. The operating rate was 93%.
In the same period, demand for hardwood pulp dropped by 2.8%, with shipments to Western Europe and North America down by 11.6% and 2.0%, respectively, while China was up by 0.5%. The operating rate was 86%, reflecting elevated producer inventory levels.

Three months ended September 30, 2019 vs. September 30, 2018
Operating (loss) income variance analysis

MARKET PULP

(unaudited, in $ millions)

OPERATING (LOSS) INCOME VARIANCE

57
(68)
28
(47)
46
(17)
(17)
1
6
(2)
1
(12)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q3'18 OPERATING INCOME
Divestitures
Volume
Pricing
FX
Divestitures
Volume
Manufacturing costs
FX
Divestitures
Volume
Other items
Depreciation and amortization
SG&A
Q3'19 OPERATING LOSS

Sales
Sales were $87 million lower, or 30%, to $201 million in the quarter. After removing the effect of the divestitures of the Catawba and Fairmont facilities, sales volume contributed to a $28 million increase in sales, mainly reflecting steps taken in the current quarter to reduce finished goods inventory. Consequently, finished goods inventory fell to 74,000 metric tons at quarter-end. Challenging global market conditions also weighed on the average transaction price, which decreased by $159 per metric ton this quarter.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs increased by $17 million after adjusting for the effect of higher volume, the divestitures, and the Canadian dollar fluctuation, reflecting:

•	unfavorable maintenance costs ($13 million), mainly related to scheduled outages;

•	higher wood fiber costs ($8 million) due to wood shortages; and

•	higher chemical costs ($4 million);
partly offset by:

•	favorable recycled fiber prices ($5 million); and

•	higher contribution from our cogeneration assets in Saint-Félicien (Quebec) that sell power externally ($3 million), due to the extended outage in the year-ago period.

Nine months ended September 30, 2019 vs. September 30, 2018
Operating income variance analysis

MARKET PULP
(unaudited, in $ millions)

131
(177)
12
(23)
140
(12)
(48)
6
16
2
5
5
57
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'18 OPERATING INCOME
Divestitures
Volume
Pricing
FX
Divestitures
Volume
Manufacturing costs
FX
Divestitures
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'19 OPERATING INCOME

Sales
Sales were $188 million lower, or 23%, to $621 million in the first nine months of the year, primarily due to lower production capacity resulting from the divestitures of the Catawba and Fairmont facilities. After removing the effect of these divestitures, sales volume was $12 million higher, mainly in the third quarter of 2019. Pricing also reduced sales by $23 million. The average transaction price declined by $27 per metric ton, as price increases realized across all grades in 2018 eroded with weaker global pulp markets.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effect of higher volume, the divestitures, and the Canadian dollar fluctuation, manufacturing costs increased by $48 million, reflecting:

•	higher wood fiber costs ($24 million), mostly due to wood shortages;

•	unfavorable maintenance costs ($19 million), largely associated with scheduled outages;

•	higher chemical costs ($5 million); and

•	a rise in recycled fiber prices ($3 million);
partly offset by higher contribution from our cogeneration assets in Saint-Félicien that sell power externally ($3 million), due to the extended outage in the year-ago period.
Depreciation and amortization
Depreciation and amortization was $5 million lower in the current year, mainly due to the divestitures of the Catawba and Fairmont facilities.
Selling, general and administrative expenses
SG&A improved by $5 million in the first nine months of the year, mainly due to lower incentive plan expense, which is based on company performance, and lower allocated expenses as a result of capacity reductions.

TISSUE
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2019	2018	2019	2018
Sales	$43	$38	$125	$95
Operating loss (1)	(3)	(10)	(15)	(21)
EBITDA (2)	1	(5)	(2)	(10)
(In thousands of short tons)
Shipments (3)	25	23	74	61
Downtime	1	—	2	1

	September 30,
(Unaudited, in thousands of short tons)	2019	2018
Finished goods inventory (3)	6	7

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

(3)	Tissue converted products, which are measured in cases, are converted to short tons.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2019	2018	2019	2018
Net loss including noncontrolling interests	$(3)	$(10)	$(15)	$(21)
Depreciation and amortization	4	5	13	11
EBITDA	1	(5)	(2)	(10)
Industry trends
Total tissue consumption in the U.S. grew by 2.5% in the first nine months of 2019 compared to the same period last year. U.S. converted tissue products shipments also increased by 2.2% as a result of an increase in away-from-home shipments, up 3.3%, and at-home shipments, up 1.7%. U.S. parent roll production showed a growth of 2.7% from the year-ago period. Tissue capacity also increased by 3.3%, contributing to a 93% average industry operating rate, down 0.6% from the year-ago period.
Three months ended September 30, 2019 vs. September 30, 2018
Operating loss variance analysis

TISSUE

(unaudited, in $ millions)

OPERATING LOSS VARIANCE

(10)
2
3
(1)
(1)
(1)
2
1
2
(3)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q3'18 OPERATING LOSS
Volume
Pricing
FX
Divestiture
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q3'19 OPERATING LOSS

Sales
Sales were $5 million higher, or 13%, to $43 million in the quarter, reflecting favorable product mix and the realization of previously announced away-from-home products price increases. Accordingly, the average transaction price rose by $156 per short ton, or 10%.

Nine months ended September 30, 2019 vs. September 30, 2018
Operating loss variance analysis

TISSUE

(unaudited, in $ millions)

OPERATING LOSS VARIANCE

(21)
9
5
16
(3)
(5)
1
(15)
2
(2)
(2)
(15)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'18 OPERATING LOSS
Volume
Pricing
Calhoun Tissue
Divestiture
Volume
Manufacturing costs
Calhoun Tissue
Volume
Other items
Calhoun Tissue
Depreciation and amortization
SG&A
Q1-Q3'19 OPERATING LOSS

The operating results of our Calhoun tissue operations have been recorded in our tissue segment since April 1, 2018. The operating loss of $12 million incurred in the first quarter of 2018 for our Calhoun tissue manufacturing and converting facility was recorded under “corporate and other.”
Sales
Sales were $30 million higher, or 32%, to $125 million in the first nine months of the year. Shipments rose by 13,000 short tons, primarily due to the inclusion of Calhoun’s results in our tissue segment starting on April 1, 2018, and sales volume growth. The average transaction price was $154 per short ton higher, due to favorable product mix and the realization of previously announced away-from-home products price increases.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of higher volume and the COS related to Calhoun’s operations and the divestiture of the Fairmont mill, our manufacturing costs improved by $1 million compared to the year-ago period, mainly due to lower maintenance costs.
Depreciation and amortization
Depreciation and amortization was $2 million higher in the current year, reflecting the inclusion of Calhoun’s results in our tissue segment, partly offset by the reduced carrying value of our Florida assets after the impairment charge taken in the fourth quarter of 2018.

WOOD PRODUCTS
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2019	2018	2019	2018
Sales	$146	$203	$475	$666
Operating (loss) income (1)	(4)	45	(1)	177
EBITDA (2)	4	53	24	200
(In millions board feet)
Shipments (3)	429	445	1,341	1,394
Downtime	74	44	168	93

	September 30,
(Unaudited, in millions board feet)	2019	2018
Finished goods inventory (3)	122	162

(1)	Net (loss) income including noncontrolling interests is equal to operating (loss) income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

(3)	Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2019	2018	2019	2018
Net (loss) income including noncontrolling interests	$(4)	$45	$(1)	$177
Depreciation and amortization	8	8	25	23
EBITDA	4	53	24	200
Industry trends
Average U.S. housing starts were 1.3 million on a seasonally-adjusted basis in the first nine months of 2019, down 1.6% from the same period last year, which reflects a 1.9% decrease in single-family starts, and a 0.7% decrease in multi-family starts. The

2x4 – Random Length (or “RL”) #1-2 Kiln Dried Great Lakes (or “KD GL”) price dropped by 29.9% in the first nine months of 2019 compared to the year-ago period, and the 2x4x8 Stud KD GL price was down by 26.1%.
Three months ended September 30, 2019 vs. September 30, 2018
Operating (loss) income variance analysis

WOOD PRODUCTS
(unaudited, in $ millions)

45
(9)
(48)
7
(6)
4
2
1
(4)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q3'18 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q3'19 OPERATING LOSS

Sales
Sales were $57 million lower, or 28%, to $146 million in the quarter, as the average transaction price fell by $116 per thousand board feet, or 25%, and shipments decreased by 16 million board feet, reflecting weaker lumber market conditions. Finished goods inventory remained at 122 million board feet during the quarter, as we temporarily curtailed lumber production in the quarter, for a total of 74 million board feet.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of lower volume and the Canadian dollar fluctuation, manufacturing costs increased by $6 million, mainly reflecting higher maintenance costs ($3 million).

Nine months ended September 30, 2019 vs. September 30, 2018
Operating (loss) income variance analysis

WOOD PRODUCTS

(unaudited, in $ millions)

OPERATING (LOSS) INCOME VARIANCE

177
(26)
(165)
17
(24)
17
3
(2)
(2)
4
(1)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'18 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'19 OPERATING LOSS

Sales
Sales were $191 million lower, or 29%, to $475 million in the first nine months of the year, driven by a $124 per thousand board feet decrease in the average transaction price and a 53 million board feet decrease in shipments, as market conditions remained weak in 2019. Despite lower shipments, finished goods inventory remained at a normalized level of 122 million board feet, as we took 75 million board feet of additional downtime compared to the year-ago period, for a total of 168 million board feet in 2019.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs increased by $24 million after adjusting for the effect of lower volume and the Canadian dollar fluctuation, mainly reflecting:

•	higher wood fiber costs ($12 million);

•	an increase in labor costs ($6 million); and

•	unfavorable maintenance costs ($5 million).
Selling, general and administrative expenses
SG&A improved by $4 million in the first nine months of the year, mainly due to lower incentive plan expense, which is based on company performance.

NEWSPRINT
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2019	2018	2019	2018
Sales	$180	$232	$601	$660
Operating income (1)	4	32	49	46
EBITDA (2)	11	48	71	95
(In thousands of metric tons)
Shipments	314	371	999	1,119
Downtime	71	4	124	18

	September 30,
(Unaudited, in thousands of metric tons)	2019	2018
Finished goods inventory	104	96

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2019	2018	2019	2018
Net income including noncontrolling interests	$4	$32	$49	$46
Depreciation and amortization	7	16	22	49
EBITDA	11	48	71	95
Industry trends
North American newsprint demand fell by 13.6% in the first nine months of the year compared to the same period last year. Demand from newspaper publishers fell by 16.2%, while demand from commercial printers declined by 9.0%. Even with the slower pace of demand decline in the third quarter of 2019, the North American shipment-to-capacity ratio dropped to 83%, down from 95% in the year-ago period.

Global demand for newsprint was down by 10.9% in the first nine months of the year compared to the year-ago period, with North America, Asia, and Western Europe down 13.6%, 12.6%, and 6.5%, respectively. The global operating rate was 82%, compared to 90% in the year-ago period.
Three months ended September 30, 2019 vs. September 30, 2018
Operating income variance analysis

NEWSPRINT

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

32
(34)
(18)
21
(9)
5
(1)
9
(1)
4
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q3'18 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q3'19 OPERATING INCOME

Sales
Newsprint sales decreased by $52 million, or 22%, to $180 million in the third quarter of the year. The average transaction price fell by $56 per metric ton compared to the same quarter last year, and shipments dropped by 57,000 metric tons, reflecting the ongoing structural demand decline. Finished goods inventory remained at 104,000 metric tons at quarter-end, as we took temporary production downtime of 71,000 metric tons this quarter.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of lower volume, manufacturing costs increased by $9 million, mainly reflecting:

•	unfavorable maintenance costs ($2 million) and steam usage ($2 million), due to planned outages;

•	an increase in wood fiber costs ($3 million), due to wood shortages; and

•	a rise in labor costs ($3 million).
Depreciation and amortization
Depreciation and amortization was $9 million lower in the quarter, reflecting certain assets that were fully depreciated at the end of the fourth quarter of 2018, and the increase of the useful lives of certain of our machinery and equipment.

Nine months ended September 30, 2019 vs. September 30, 2018
Operating income variance analysis

NEWSPRINT

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

46
(71)
15
(3)
43
(29)
10
11
1
27
(1)
49
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'18 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'19 OPERATING INCOME

Sales
Newsprint sales decreased by $59 million, or 9%, to $601 million in the first nine months of the year. Shipments decreased by 120,000 metric tons, largely reflecting reduced production due to ongoing structural demand decline. Despite weaker market fundamentals, the average transaction price was $12 per metric ton higher compared to the first nine months of 2018, reflecting the realization of previously announced price increases in the first half of 2019.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs increased by $29 million after adjusting for the effect of lower volume and the Canadian dollar fluctuation, reflecting:

•	an increase in wood fiber costs ($8 million), due to wood shortages;

•	unfavorable maintenance costs ($7 million), largely planned;

•	unfavorable labor costs ($6 million);

•	higher power and steam costs ($4 million); and

•	lower contribution from our cogeneration assets that sell power externally ($4 million), largely due to scheduled maintenance.
Depreciation and amortization
Depreciation and amortization was $27 million lower in the first nine months of the year, reflecting certain assets that were fully depreciated at the end of the fourth quarter of 2018, and the increase of the useful lives of certain of our machinery and equipment.

SPECIALTY PAPERS
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2019	2018	2019	2018
Sales	$135	$213	$433	$594
Operating income (1)	4	26	34	23
EBITDA (2)	15	38	66	59
(In thousands of short tons)
Shipments	185	289	577	843
Downtime	17	1	43	16

	September 30,
(Unaudited, in thousands of short tons)	2019	2018
Finished goods inventory	49	78

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2019	2018	2019	2018
Net income including noncontrolling interests	$4	$26	$34	$23
Depreciation and amortization	11	12	32	36
EBITDA	15	38	66	59
Industry trends
North American demand for uncoated mechanical papers contracted by 14.9% in the first nine months of 2019, compared to the year-ago period. Poor market fundamentals, grade switching, and consumer inventory destocking led to a 20.1% decline in demand for standard grades, while demand for supercalendered grades dropped by 9.3%. Compared to the first nine months of 2018, the shipment-to-capacity ratio for all uncoated mechanical papers decreased from 92% to 83%.

Three months ended September 30, 2019 vs. September 30, 2018
Operating income variance analysis

SPECIALTY PAPERS

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

26
(62)
(14)
(1)
(1)
53
5
(17)
1
6
4
1
1
2
4
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q3'18 OPERATING INCOME
Divestiture
Volume
Pricing
FX
Divestiture
Volume
Manufacturing costs
FX
Divestiture
Volume
Other items
Depreciation and amortization
SG&A
Q3'19 OPERATING INCOME

Sales
Specialty paper sales decreased by $78 million, or 37%, to $135 million in the third quarter of the year. The average transaction price was essentially unchanged, while sales volumes were down by 104,000 short tons, mainly resulting from the Catawba mill divestiture.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs increased by $17 million after adjusting for the effect of lower volume, the Catawba mill divestiture, and the Canadian dollar fluctuation, mainly reflecting:

•
higher maintenance costs ($6 million) and lower contribution from our hydroelectric facilities ($3 million) and our cogeneration assets that sell power externally ($2 million), largely due to scheduled outages; and

•	higher wood fiber costs ($3 million), mostly as a result of wood shortages.

Nine months ended September 30, 2019 vs. September 30, 2018
Operating income variance analysis

SPECIALTY PAPERS

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

23
(171)
(15)
26
(1)
153
6
(34)
7
20
4
6
4
6
34
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'18 OPERATING INCOME
Divestiture
Volume
Pricing
FX
Divestiture
Volume
Manufacturing costs
FX
Divestiture
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'19 OPERATING INCOME

Sales
Specialty paper sales decreased by $161 million, or 27%, to $433 million in the first nine months of the year. While the average transaction price increased by $46 per short ton compared to the same period last year, shipments decreased by 266,000 short tons, mainly due to the Catawba mill divestiture.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the impact of lower volume, the Catawba mill divestiture, and the Canadian dollar fluctuation, manufacturing costs increased by $34 million, mainly due to:

•	higher maintenance costs ($10 million), in part due to planned outages;

•	higher wood fiber costs ($7 million), mostly due to wood shortages;

•	lower contribution from our hydroelectric facilities ($5 million) and our cogeneration assets that sell power externally ($2 million), largely due to scheduled maintenance;

•	an increase in labor costs ($4 million); and

•	higher chemical costs ($3 million).
Distribution costs
After removing the distribution costs related to the Catawba mill divestiture, the effect of lower volume, and the Canadian dollar fluctuation, distribution costs decreased by $5 million, reflecting improved freight rates and transportation optimization.
Depreciation and amortization
Depreciation and amortization was $4 million lower in the current year, mainly due to the divestiture of the Catawba facility.

Selling, general and administrative expenses
SG&A improved by $6 million in the first nine months of the year, mainly due to lower incentive plan expense, which is based on company performance, and lower allocated expenses as a result of capacity reductions.
Corporate and Other
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2019	2018	2019	2018
Cost of sales, excluding depreciation, amortization and distribution costs	$—	$(1)	$(7)	$(10)
Depreciation and amortization	(5)	(6)	(15)	(20)
Selling, general and administrative expenses	(3)	(8)	(17)	(25)
Closure costs, impairment and other related charges	—	—	—	(1)
Net gain on disposition of assets	1	—	1	4
Operating loss	$(7)	$(15)	$(38)	$(52)
Interest expense	(8)	(12)	(24)	(36)
Non-operating pension and other postretirement benefit credits	12	13	36	38
Other (expense) income, net	(17)	14	(22)	4
Income tax provision	(12)	(33)	(52)	(111)
Net loss including noncontrolling interests	$(32)	$(33)	$(100)	$(157)
The table below shows the reconciliation of net loss including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2019	2018	2019	2018
Net loss including noncontrolling interests	$(32)	$(33)	$(100)	$(157)
Interest expense	8	12	24	36
Income tax provision	12	33	52	111
Depreciation and amortization	5	6	15	20
EBITDA	$(7)	$18	$(9)	$10
Foreign exchange (gain) loss	(1)	—	9	2
Closure costs, impairment and other related charges	—	—	—	1
Reversal of inventory write-downs related to closures	—	—	—	(1)
Start-up costs	—	—	—	8
Net gain on disposition of assets	(1)	—	(1)	(4)
Non-operating pension and other postretirement benefit credits	(12)	(13)	(36)	(38)
Other expense (income), net (1)	18	(14)	13	(6)
Adjusted EBITDA	$(3)	$(9)	$(24)	$(28)

(1)	Excludes foreign exchange gains and losses.

Three months ended September 30, 2019 vs. September 30, 2018
Selling, general and administrative expenses
SG&A improved by $5 million in the quarter, mainly due to lower stock-based compensation expense.
Nine months ended September 30, 2019 vs. September 30, 2018
Depreciation and amortization
Depreciation and amortization was $5 million lower in the current year, mostly attributable to the inclusion of Calhoun’s results in our tissue segment since April 1, 2018.
Selling, general and administrative expenses
SG&A improved by $8 million in the first nine months of the year, mainly due to lower stock-based compensation expense.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, net cash provided by operations, and our revolving credit facilities to fund our operations, make pension contributions, and finance our working capital, capital expenditures, and duty cash deposits. In addition, from time to time we may use available cash to reduce debt and to return capital to shareholders, including through share repurchases or special dividends. As of September 30, 2019, we had cash and cash equivalents of $69 million and availability of $497 million under our revolving credit facilities.
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
Senior Secured Credit Facility
On October 28, 2019, we entered into an amended and restated senior secured credit facility (or the “Senior Secured Credit Facility”) for up to $360 million, replacing our existing $185 million senior secured credit facility. The Senior Secured Credit Facility provides a term loan facility of up to $180 million with a delayed draw period of up to three years, and the choice of maturities of six to ten years from the date of drawing, and a six-year revolving credit facility of up to $180 million with a maturity date of October 28, 2025 (or the “Revolving Credit Facility”). There is also an uncommitted option to increase the Senior Secured Credit Facility by up to an additional $360 million, subject to certain terms and conditions. On October 28, 2019, we repaid our existing $46 million term loan by borrowing under the Revolving Credit Facility. For more information, see Note 7, “Long-Term Debt – Senior Secured Credit Facility,” to our Consolidated Financial Statements.

Flow of Funds
Summary of cash flows
A summary of cash flows for the nine months ended September 30, 2019 and 2018, was as follows:

	Nine Months Ended September 30,
(Unaudited, in millions)	2019	2018
Net cash provided by operating activities	$120	$351
Net cash used in investing activities	(119)	(147)
Cash used in financing activities	(239)	(145)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	1	(1)
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(237)	$58
Nine months ended September 30, 2019 vs. September 30, 2018
Net cash provided by operating activities
We generated $120 million of cash from operating activities in the first nine months of 2019, compared to $351 million in the year-ago period. The decrease is primarily attributable to lower profitability, partially offset by lower interest payments and pension contributions.
Net cash used in investing activities
We used $119 million of cash in investing activities in the current period, which included:

•	$82 million in capital expenditures; and

•	$46 million of countervailing and anti-dumping duty cash deposits on softwood lumber;
offset in part by the full refund of countervailing duty cash deposits on uncoated groundwood paper of $6 million.
In the year-ago period, net cash used in investing activities was $147 million, or $28 million higher, reflecting capital expenditures of $94 million and net countervailing and anti-dumping duty cash deposits of $55 million.
Cash used in financing activities
In 2019, we repurchased $225 million in aggregate principal amount of our 2023 Notes, as well as $12 million of shares, as described below. This compares to repayments of $144 million under our revolving credit facilities in the first nine months of 2018.
Share Repurchase Program
During the nine months ended September 30, 2019, we repurchased 1.8 million shares, at a cost of $12 million under our $150 million share repurchase program, which was launched in 2012. There remains $12 million under the program as of September 30, 2019.

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
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of September 30, 2019. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information about our stock repurchases for the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31	1,106,120	$6.79	1,106,120	$11,987,575
August 1 to August 31	—	—	—	11,987,575
September 1 to September 30	—	—	—	11,987,575
Total	1,106,120	$6.79	1,106,120	$11,987,575

(1)	$150 million share repurchase program launched in 2012.

RESOLUTE FOREST PRODUCTS INC.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1
Amended and Restated Credit Agreement, dated as of October 28, 2019, among Resolute Forest Products Inc., certain U.S. subsidiaries of Resolute Forest Products Inc. as borrowers and guarantors, various lenders, and American AgCredit, FLCA, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed October 30, 2019, SEC file No. 001-33776).

†10.2	Form of Resolute Forest Products 2019 Equity Incentive Plan Cash Settled Restricted Stock Unit Agreement.

†10.3	Form of Resolute Forest Products 2019 Equity Incentive Plan Stock Settled Performance Stock Unit Agreement.

†10.4	Form of Resolute Forest Products 2019 Equity Incentive Plan Stock Settled Restricted Stock Unit Agreement.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

†	This is a management contract or compensatory plan or arrangement.
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
Date: November 12, 2019