Form 10-K
period 2019-12-31
Resolute Forest Products Inc.
filed 2020-03-02
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2019) was $429 million.
As of January 31, 2020, there were 86,694,188 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days of December 31, 2019, are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF
THIRD-PARTY DATA
Statements in this Annual Report on Form 10-K (or, “Form 10-K”) that are not reported financial results or other historical information of Resolute Forest Products Inc. (with its subsidiaries, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “Resolute,” “we,” “our,” “us,” or the “Company”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: efforts and initiatives to reduce costs and increase revenues and profitability; business and operating outlook; future pension obligations; assessment of market conditions; growth strategies and prospects, and the growth potential of the Company and the industry in which we operate; liquidity; future cash flows, including as a result of the changes to our pension funding obligations; estimated capital expenditures; and strategies for achieving our goals generally, including the strategies described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Our Business,” of this Form 10-K. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt,” “project,” “estimate,” “guide,” “strive,” “continue,” “create,” “plan,” “see,” “seek,” “improve,” “move,” “position,” “build,” “grow,” “pursue,” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs, and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations, and performance to differ materially from those expressed or implied in this Form 10-K include, but are not limited to, the impact of: developments in non-print media, and the effectiveness of our responses to these developments; intense competition in the forest products industry; any inability to offer products certified to globally recognized forestry management and chain of custody standards; any inability to successfully implement our strategies to increase our earnings power; the possible failure to successfully integrate acquired businesses with ours or to realize the anticipated benefits of acquisitions, such as our entry into wood manufacturing in the U.S., and tissue production and sales, or divestitures or other strategic transactions or projects; uncertainty or changes in political or economic conditions in the U.S., Canada or other countries in which we sell our products; global economic conditions; the highly cyclical nature of the forest products industry; any difficulties in obtaining timber or wood fiber at favorable prices, or at all; changes in the cost of purchased energy and other raw materials; physical and financial risks associated with global, regional, and local weather conditions, and climate change; any disruption in operations or increased labor costs due to labor disputes; difficulties in our employee relations, attraction or retention; disruptions to our supply chain, operations, or the delivery of our products; disruptions to our information technology systems including cybersecurity incidents; risks related to the operation and transition of legacy system applications; negative publicity, even if unjustified; currency fluctuations; any increase in the level of required contributions to our pension plans, including as a result of any increase in the amount by which they are underfunded; our ability to maintain adequate capital resources to provide for all of our substantial capital requirements; the terms of our outstanding indebtedness, which could restrict our current and future operations; the replacement of the London Interbank Offered Rate (or, the “LIBOR”) with an alternative interest rate; losses that are not covered by insurance; any additional closure costs and long-lived asset impairment or accelerated depreciation charges; any need to record additional valuation allowances against our recorded deferred income tax assets; our exports from one country to another country becoming or remaining subject to duties, cash deposit requirements, border taxes, quotas, or other trade remedies or restrictions; countervailing and anti-dumping duties on imports to the U.S. of the vast majority of our softwood lumber products produced at our Canadian sawmills; any failure to comply with laws or regulations generally; any additional environmental or health and safety liabilities; any violation of trade laws, export controls, or other laws relating to our international sales and operations; adverse outcomes of legal proceedings, claims and governmental inquiries, investigations, and other disputes in which we are involved; the actions of holders of a significant percentage of our common stock; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors.”
All forward-looking statements in this Form 10-K are expressly qualified by the cautionary statements contained or referred to in this section and in our other filings with the U.S. Securities and Exchange Commission (or, the “SEC”) and the Canadian securities regulatory authorities. We disclaim any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except as required by law.
Market and Industry Data
The information on industry and general economic conditions in this Form 10-K was derived from third-party sources and trade publications we believe to be widely accepted and accurate. We have not independently verified the information and cannot assure you of its accuracy.

PART I
ITEM 1. BUSINESS
We are a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, newsprint and specialty papers. We own or operate some 40 facilities, as well as power generation assets in the U.S. and Canada. Marketing our products in close to 70 countries, we have third-party certified 100% of our managed woodlands to at least one internationally recognized forest management standard.
Resolute Forest Products Inc., a Delaware corporation, was formed on January 25, 2007, from the merger of Abitibi-Consolidated Inc. (or, “Abitibi”) and Bowater Incorporated. Our common stock trades under the stock symbol “RFP” on both the New York Stock Exchange (or, the “NYSE”) and the Toronto Stock Exchange (or, the “TSX”).
Information About our Executive Officers
The following is information about our executive officers as of March 2, 2020:

Name	Age	Position	Officer Since
Yves Laflamme	63	President and Chief Executive Officer	2007
Lori Kilgour	49	Senior Vice President, Process Improvement and Chief Information Officer	2019
John Lafave	55	Senior Vice President, Pulp and Paper Sales and Marketing	2018
Remi G. Lalonde	43	Senior Vice President and Chief Financial Officer	2018
Patrice Minguez	56	President, Tissue Group	2017
Daniel Ouellet	49	Senior Vice President, Human Resources	2018
Luc Thériault	48	Senior Vice President, Wood Products	2019
Richard Tremblay	56	Senior Vice President, Pulp and Paper Operations	2014
Jacques P. Vachon	60	Senior Vice President, Corporate Affairs and Chief Legal Officer	2007
Mr. Laflamme previously served as senior vice president, wood products, global procurement and information technology, from January 2011 to January 2018, as senior vice president, wood products, from October 2007 to January 2011, as senior vice president, woodlands and sawmills of Abitibi from 2006 to October 2007, and as vice president, sales, marketing and value-added wood products operations of Abitibi from 2004 to 2005. He is a 39-year veteran of the industry, as well as of Resolute and its predecessor companies.
Ms. Kilgour previously served as vice president, information technology, from July 2017 to May 2019, as vice president and program director from July 2015 to July 2017, and as vice president, operational excellence, engineering and energy, from January 2013 to July 2015. Prior to joining Resolute in 2013, she worked at Tembec, Verso Corporation/International Paper and Catalyst.
Mr. Lafave previously served at Abitibi as vice president, sales, national accounts – paper sales, vice-president, sales, national accounts – newsprint, vice president, sales, national accounts – commercial printers, and executive sales representative from 2003 to 2009. Prior to joining Resolute, he held progressive positions in sales with UPM-Kymmene and Repap Enterprises.
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
Mr. Minguez previously served as special advisor to the former president and chief executive officer in July 2017. Prior to joining Resolute in August 2017, he was founder and former president of Cellynne Holdings, Inc., a tissue business, from January 1989 to August 2012. From February 1987 to January 1989, Mr. Minguez headed Société Antillaise de Service SARL, a distribution company he founded, specializing in janitorial supplies and proprietary systems.
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
Mr. Thériault was previously division vice president, wood products – sales and fiber supply, from February 2018 to May 2019. He held a range of other positions since he joined Resolute in April 2002, including vice president, information technology, and vice president, finance – wood products, supply chain and information technology. He also held a number of progressive positions in finance. Prior to joining the Company, Mr. Thériault worked at St-Laurent Paperboard and Smurfit Stone Container Corporation.
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
Market pulp
We produce market pulp at five facilities in North America, with total capacity of 1.4 million metric tons, or 8% of total North American capacity. Our market pulp includes virgin pulp and recycled bleached kraft (or, “RBK”) pulp, for which we are a leading global producer. Approximately 75% of our virgin pulp capacity is softwood-based: northern bleached softwood kraft (or, “NBSK”) pulp and fluff pulp. The remainder of our virgin pulp capacity consists of northern bleached hardwood kraft (or, “NBHK”) pulp and southern bleached hardwood kraft (or, “SBHK”) pulp. Wood pulp is the most commonly used material to make paper and tissue. Pulp not converted into paper or tissue is sold as market pulp, which is used to make a range of consumer products including tissue, packaging, specialty paper products, diapers, and other absorbent products. 26% of our 2019 market pulp shipments were exported outside of North America, including significant exports to Europe, Asia, and Latin America.
Tissue
We produce tissue products at three facilities in North America. With total capacity of 128,000 short tons (116,000 metric tons), we are a fully integrated manufacturer operating four tissue machines and 10 converting lines. We manufacture a range of tissue products for the away-from-home and at-home markets, including virgin paper products, covering premium, value, and economy grades. We also sell parent rolls not converted into tissue products.
Wood products
We operate 14 sawmills in Canada that produce construction-grade lumber sold in North America. Our sawmills produce dimension spruce-pine-fir lumber and provide wood chips to our pulp and paper mills in Canada. Our sawmills also supply wood residue to our other segments, to be used as fuel to produce electricity and steam based on renewable sources. In 2019, we shipped 1.6 billion board feet of construction-grade lumber. We also operate two remanufactured wood products facilities that manufacture bed frame components, finger joints, and furring strips, two engineered wood products facilities that manufacture I-joists for the construction industry, and one wood pellet facility, all of which are located in Quebec and Ontario.
On February 1, 2020, we completed the acquisition of three sawmills in the U.S. South, with combined production capacity of 550 million board feet once ramped-up. For more information, see Note 21, “Subsequent Event,” to our consolidated financial statements and related notes (or, “Consolidated Financial Statements”) appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.
Newsprint
We produce newsprint at six facilities in North America. With total capacity of 1.3 million metric tons, which represents 6% of total worldwide capacity and 32% of total North American capacity, we are a leading global producer of newsprint. We sell newsprint to newspaper publishers worldwide and also to commercial printers in North America for uses such as inserts and flyers. In 2019, North American deliveries represented 62% of our total newsprint shipments.
Specialty papers
We produce specialty papers at four facilities in North America. With total capacity of 0.9 million short tons (0.8 million metric tons), our specialty papers segment is composed of uncoated mechanical papers, including supercalendered paper and white paper, as well as uncoated freesheet papers. With 0.7 million short tons (0.6 million metric tons) of capacity, or 22% of total North American capacity, we are the largest producer of uncoated mechanical papers in North America, and the fourth largest in the world. Our specialty papers are used in books, retail inserts, direct mail, coupons, magazines, catalogs, bags, and other commercial printing applications. We sell specialty papers to major commercial printers, direct mailers, publishers, catalogers, and retailers, mostly in North America.
For information on our corporate strategy, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Our Business” of this Form 10-K.
Pulp, tissue, and paper manufacturing facilities
The following table lists the pulp, tissue, and paper manufacturing facilities and the number of machines we owned or operated as of December 31, 2019, excluding facilities and machines that have been permanently closed or indefinitely idled as of December 31, 2019. The table presents our total 2019 production by product line (which represents all of our reportable segments except wood products), reflecting the impact of any downtime taken in 2019, and our 2020 capacity. Total capacity is based on an operating schedule of approximately 360 days. In certain cases, production can exceed capacity, due to changes in the manufacturing properties of the product.

	Number of Machines	2020	2019	2019 Production By Product Line
(In thousands of metric tons)		Total Capacity	Total Production	Market Pulp	Tissue	Newsprint	Specialty Papers
Canada
Alma (Quebec)	3	341	312	—	—	—	312
Amos (Quebec)	1	194	193	—	—	192	1
Baie-Comeau (Quebec)	2	322	258	9	—	249	—
Clermont (Quebec)	1	221	174	—	—	174	—
Dolbeau (Quebec)	1	140	119	—	—	—	119
Gatineau (Quebec)	1	197	199	—	—	199	—
Kénogami (Quebec)	1	132	126	—	—	—	126
Saint-Félicien (Quebec)	1	365	329	329	—	—	—
Thunder Bay (Ontario)	2	527	485	312	—	168	5
U.S. (1)
Calhoun (Tennessee)	3	391	317	142	43	—	132
Coosa Pines (Alabama)	1	265	265	265	—	—	—
Grenada (Mississippi)	1	229	225	—	—	225	—
Hialeah (Florida)	2	32	28	—	28	—	—
Menominee (Michigan)	1	170	159	159	—	—	—
Sanford (Florida)	1	27	25	—	25	—	—
Other
Indefinitely idled facility (2)			117	—	—	117	—
	22	3,553	3,331	1,216	96	1,324	695

(1)
We own through a subsidiary a 40% interest in Ponderay Newsprint Company, an unconsolidated partnership located in Usk (Washington), which is not included in the above table since we no longer operate as managing partner.

(2)
In 2019, we indefinitely idled our paper mill at Augusta (Georgia). For additional information, see Note 3, “Closure Costs, Impairment and Other Related Charges,” to our Consolidated Financial Statements.

Wood products facilities
The following table lists the sawmills we owned or operated as of December 31, 2019, excluding facilities that have been permanently closed as of December 31, 2019. The table presents our total 2019 production, reflecting the impact of any downtime taken in 2019, and our 2020 mechanical capacity. We do not have access to enough timber to operate most of the sawmills at their total mechanical capacity. Total capacity is based on an operating schedule of approximately 355 days.

	2020	2019
(In million board feet)	Total Capacity (1)	Total Production
Atikokan (Ontario)	145	119
Comtois (Quebec)	145	71
Girardville (Quebec)	220	212
Ignace (Ontario)	115	19
La Doré (Quebec)	198	181
La Tuque (Quebec) (2)	186	104
Maniwaki (Quebec)	204	107
Mistassini (Quebec)	209	209
Obedjiwan (Quebec) (3)	65	53
Pointe-aux-Outardes (Quebec)	184	108
Saint-Félicien (Quebec)	174	101
Saint-Thomas (Quebec)	93	43
Senneterre (Quebec)	167	133
Thunder Bay (Ontario)	330	265
	2,435	1,725

(1)
On February 1, 2020, we acquired from Conifex Timber Inc. all of the equity securities and membership interests in certain of its subsidiaries, the business of which consists mainly in the operation of three sawmills and related assets in Cross City (Florida) and in Glenwood and El Dorado (Arkansas), with combined production capacity of 550 million board feet. When operating to capacity, almost 25% of our lumber production will be in the U.S. South. For more information, see Note 21, “Subsequent Event,” to our Consolidated Financial Statements.

(2)
Forest Products Mauricie L.P. is located in La Tuque and is a consolidated subsidiary in which we have a 93.2% interest. The amounts in the above table represent the sawmill’s total capacity and production.

(3)
Sociéte en Commandite Scierie Opitciwan is located in Obedjiwan and is an unconsolidated entity in which we have a 45% interest. The amounts in the above table represent the sawmill’s total capacity and production.

The following table lists the remanufactured wood, engineered wood, and wood pellet products facilities we owned or operated as of December 31, 2019, and their respective 2020 capacity and 2019 production. Total capacity is based on an operating schedule of approximately 355 days.

	2020	2019
(In million board feet, except where otherwise stated)	Total Capacity	Total Production
Remanufactured Wood Products Facilities
Château-Richer (Quebec)	66	44
La Doré (Quebec)	16	14
Total Remanufactured Wood Products Facilities	82	58
Engineered Wood Products Facilities
Larouche and Saint-Prime (Quebec) (in million linear feet) (1)	145	127
Wood Pellet Products Facility
Thunder Bay (Ontario) (in thousands of metric tons)	45	36

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
Other products
We sell green power produced from renewable sources and wood-related products to customers located in Canada and the U.S. Sales of these other products are considered a recovery of the cost of manufacturing our primary products.
We also have a 49% interest in Serres Toundra Inc., a joint venture adjacent to our Saint-Félicien pulp mill, which produces approximately 45 million cucumbers annually. The greenhouse is expected to source a portion of its heat and CO2 requirements from our Saint-Félicien pulp mill by the end of 2020.
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
Wood
Our sources of wood include purchases from local producers, including sawmills that supply residual wood chips, wood harvested from government-owned land on which we hold timber supply guarantees or harvesting rights, and property we own or lease. In Quebec, under the Sustainable Forest Development Act, volumes are allocated through timber supply guarantees, which are five years in length and renewable, subject to certain conditions. As of December 31, 2019, we were allocated 4.4 million cubic meters of supply through the timber supply guarantees. In Ontario, we had long-term harvesting rights for 11.5 million acres of government-owned land, as of December 31, 2019. The harvesting rights licenses in Ontario are 20 years in length and automatically renew every five years, contingent upon our continued compliance with environmental performance and reforestation requirements.
We depend heavily on harvesting rights and timber supply guarantees over government-owned land in Ontario and Quebec, respectively. The volume of harvest permitted under these licenses is subject to limits, which are generally referred to as the annual allowable cut (or, the “AAC”). The AAC is reviewed regularly, typically every five years in Quebec and every 10 years in Ontario. The chief forester of the province of Quebec ordered significant reductions to the allowable harvest between 2006 and 2018, and announced an increase of 5.6% to the AAC for the spruce, pine, fir, and larch species, for the period of 2018 to 2023. This increase did not result in a significant change in the volume allocated to us. About 25% of the total allowable harvest in Quebec is allocated through an open auction system. The prices generated by the auction system are used to set pricing for the remainder of the AAC. The timber requirements for our U.S. sawmills are met mostly by purchasing timber harvested by timberland owners.
In addition to the forest management regulations that we must abide with, we have sought out independent certification for 100% of the forests that we manage or on which we hold significant harvesting rights in order to demonstrate our strong belief that it is possible to operate successfully with sustainable harvesting practices while maintaining biodiversity and protecting the forest, values important to a range of stakeholders. The woodlands that we manage are all independently certified to at least one internationally recognized forest management standard: Sustainable Forestry Initiative® (or, “SFI®”) and Forest Stewardship Council® (or, “FSC®”). In 2019, we successfully maintained SFI forest management certifications for all of our managed woodlands in Quebec and Ontario. We also continued to maintain the FSC forest management certificates that we held in Quebec and Ontario. In addition, we continue to be one of the largest holders of SFI and FSC forest management certificates in North America.
We have also instituted fiber-tracking systems at all of our North American facilities to ensure that our wood fiber supply comes from acceptable sources such as certified forests and legal harvesting operations, with the exception of our Calhoun tissue facility, which is expected to have its fiber-tracking system certified in 2020, and of our three recently acquired sawmills in the U.S. South. These systems are third-party certified according to one or more of three internationally recognized chain of custody standards, namely SFI, FSC, and Programme for the Endorsement of Forest Certification (or, “PEFC”). 100% of our wood and fiber sources are procured through the FSC Controlled Wood standard, the FSC chain of custody certification, the PEFC due diligence requirements, or the SFI fiber sourcing requirements, and in some cases a combination of these standards, with the exception of our Calhoun tissue facility, which sources 100% of its fiber supply from our U.S. pulp network, and of our three recently acquired sawmills in the U.S. South.

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
Energy
Steam and electrical power constitute the primary forms of energy used in pulp, tissue, and paper production. Process steam is produced in boilers using a variety of fuel sources, as well as heat recovery units in mechanical pulp facilities. All of our operating sites generate 100% of their own steam requirements. In 2019, the Alma, Calhoun, Coosa Pines, Dolbeau, Gatineau, Kénogami, Saint-Félicien and Thunder Bay operations collectively consumed 62% of their electrical requirements from internal sources, notably on-site cogeneration and hydroelectric dams. We purchased the balance of our electrical energy needs from third parties. We have six sites that operate cogeneration facilities and all of these sites generate primarily green energy from renewable biomass.
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
Competition
In general, our products, other than tissue, are globally-traded commodities. The markets in which we compete are highly competitive and, aside from quality specifications to meet customer needs, including designations to globally recognized forest management and chain of custody standards, the production of our products does not depend upon a proprietary process or formula. Pricing and the level of shipments of our products are influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories, and fluctuations in currency exchange rates. Prices for our products have been and are likely to continue to be highly volatile.
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
We compete in North America with both large North American and numerous smaller local lumber producers in a highly competitive market. We also compete with European producers in the North American market during periods of favorable currencies and prices. Because there are few distinctions between lumber from different producers, competition is primarily based on price. Competition is also affected by cost and availability of wood, freight cost, and labor. We have been required to pay cash deposits for estimated countervailing duties and anti-dumping duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. As of December 31, 2019, the rates for such estimated countervailing and anti-dumping duties were 14.7% and 3.2%, respectively. During any period in which our U.S. imports of softwood lumber products from our Canadian sawmills are subject to countervailing duty or anti-dumping cash deposit requirements or duty requirements, our competitive position could be materially affected. For additional information, see Item 1A, “Risk Factors – Legal and Compliance Risk – We are subject to countervailing and anti-dumping duties on the vast majority of our U.S. imports of softwood lumber products produced at our Canadian sawmills, which could materially affect our operations and cash flows,” of this Form 10‑K.

In 2019, the five largest North American producers represented 86% of North American newsprint capacity, and the five largest global producers represented 34% of global newsprint capacity. We face competition from both large global producers and numerous smaller regional producers. Price, quality, and customer relationships are important competitive determinants.
Our specialty papers, comprised of uncoated mechanical and uncoated freesheet papers, compete on the basis of price, quality, service, and breadth of product line. We compete with numerous uncoated mechanical paper producers, with the five largest North American producers representing 81% of the North American uncoated mechanical papers capacity, and the five largest global producers representing 47% of global uncoated mechanical papers capacity in 2019. In addition, imports from overseas accounted for 11% of North American uncoated mechanical paper demand in 2019. There are also numerous worldwide suppliers of other grades of paper such as coated mechanical papers and coated freesheet.
As with other global commodities, the competitive position of our products is significantly affected by fluctuations in foreign currency exchange rates. For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Exchange Risk,” of this Form 10-K.
Trends in non-print media are expected to continue to adversely affect demand for traditional print media, including our newsprint and specialty papers, and our customers’ products. For additional information, see Item 1A, “Risk Factors – Strategic Risk – Developments in non-print media are expected to continue to adversely affect the demand for some of our key products, and our responses to these developments may not be successful,” of this Form 10-K.
Based on market interest, we offer a number of our products with specific designations to one or more globally recognized forest management and chain of custody standards. Our ability to conform to new or existing guidelines for certification depends on a number of factors, many of which are beyond our control, such as: changes to the standards or the interpretation or the application of the standards; the adequacy of government-implemented conservation measures; and the existence of territorial disputes between First Nations and governments. If we are unable to offer certified products, or to meet commitments to supply certified product, it could adversely affect the marketability of our products and our ability to compete with other producers.
Employees
As of December 31, 2019, we employed approximately 6,700 people, of whom approximately 4,500 were represented by various unions, primarily Unifor, and the Confederation of National Trade Unions (or, the “CNTU”) in Canada, and predominantly by the United Steelworkers International (or, the “USW”) in the U.S. In the past year, we renewed or entered into a number of agreements with unions, covering approximately 1,200 employees in Canada and 800 employees in the U.S. Collective agreements covering approximately 300 employees in Canada have expired, involving certain Canadian sawmills and a Canadian paper mill, and additional collective agreements covering approximately 500 employees in Canada are scheduled to expire in 2020, involving certain Canadian sawmills.
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
Trademarks
We have registrations or pending applications for our key trademarks “RESOLUTE” and “resolute Forest Products & Design” in the countries of our principal markets, as well as “RESOLUTE FOREST PRODUCTS”, “R Design”, and “RESOLUTE TISSUE” in Canada and the U.S., and “RÉSOLU” and “Produits forestiers résolu & Design” in Canada. The current registrations of these trademarks are effective for various periods of time and may be renewed periodically, provided that we, as the registered owner, comply with all applicable renewal requirements.
Environmental Matters
We are subject to a number of federal or national, state, provincial, and local environmental laws and regulations in various jurisdictions. We believe our operations are in material compliance with current applicable environmental laws and regulations. While it is impossible to predict future environmental regulations that may be established, we believe that we will not be at a significant competitive disadvantage with regard to meeting future Canadian or U.S. standards. For additional information, see Note 15, “Commitments and Contingencies – Environmental matters,” to our Consolidated Financial Statements.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-K and in other documents we file with the SEC, you should carefully consider the following factors, amongst others, which could materially affect our business, financial condition, future results, reputation as well as the market price of our securities. In particular, the risks described below could cause actual events to differ materially from those contemplated in the forward-looking statements in this Form 10-K.
Strategic Risk
Strategic risks relate to our future business plans and strategies, including the risks associated with the global macro-environment in which we operate, trends in our industry, demand for our products, competitive threats, product innovation, public policy developments, changes to consumption habits, resource allocation, and strategic initiatives, including mergers and acquisitions, dispositions, and restructuring activity.
Developments in non-print media are expected to continue to adversely affect the demand for some of our key products, and our responses to these developments may not be successful.
Trends in non-print media are expected to continue to adversely affect demand for traditional print media, including our newsprint and specialty papers, and our customers’ products. Neither the timing nor the extent of these trends can be predicted with certainty. Our newspaper, magazine, book and catalog publishing customers could increase their use of, and compete with, non-print media, including video and audio-based advertising and data transmission, non-print storage technologies, and non-print communication platforms such as websites and social media, which could further reduce their consumption of newsprint, commercial printing papers or other products we manufacture. The demand for our paper products has weakened significantly over the past decade. For example, over the 10 years ended December 31, 2019, according to industry statistics, North American newsprint demand fell by 60%. This trend, which similarly affects our specialty papers, is expected to continue as a result of developments in non-print media, lower North American newspaper circulation, weaker paper-based advertising, grade substitution and conservation measures taken by publishers, retailers, and consumers.
We face intense competition in the forest products industry and the failure to compete effectively could have a material adverse effect on our business, financial condition and results of operations.
We compete with numerous forest products companies, some of which have greater financial resources than we do. The trend toward consolidation in the forest products industry has led to the formation of sizable global producers that have greater flexibility in pricing and financial resources for marketing, investment, research and development, innovation, and expansion than we do. Because the markets for our products are all highly competitive, actions by competitors can affect our ability to compete and the volatility of prices at which our products are sold.
The forest products industry is capital intensive, and requires significant investment to remain competitive. Some of our competitors may be lower-cost producers in some of the businesses in which we operate. In particular, the sizable low-cost hardwood and softwood grade pulp capacity in South America, which continues to grow as a result of ongoing investment and whose costs are thought to be very competitive, and the actions those mills take to gain market share, could continue to adversely affect our competitive position in similar grades. This in turn could impact our sales and cash flows, and push us to consider significant capital investments to remain competitive. Failure to compete effectively could have a material adverse effect on our business, financial condition or results of operations.
If we are unable to offer products certified to globally recognized forestry management and chain of custody standards or meeting customers’ product specifications, it could adversely affect our ability to compete.
Based on market interest, we offer a number of our products, including some paper grades, some grades of market pulp, wood products, and tissue products with specific designations to one or more globally recognized forest management, chain of custody standards and product specifications to meet customers’ requirements. Our ability to conform to new or existing guidelines for certification depends on a number of factors, many of which are beyond our control, such as: changes to the standards or the interpretation or the application of the standards; the adequacy of government-implemented conservation measures; and the existence of territorial disputes between First Nations and governments. If we are unable to offer certified products, or to meet commitments to supply certified product or meet the product specifications of our customers, it could adversely affect the marketability of our products and our ability to compete with other producers.
We may not be successful in implementing our strategies to increase earnings power.
Our corporate strategy is focused on continuing to transform the Company away from mature markets and declining products toward a more profitable and sustainable organization over the long run. This includes maximizing value generation from structurally declining paper, growing in pulp and wood products, integrating our pulp into value-added quality tissue, and investing in product innovation, while maintaining a disciplined approach to capital allocation.
The implementation of our corporate strategy is subject to uncertainty and could require significant capital investments. In addition, strategic initiatives could have unintended consequences, including, for example, a loss of certain pulp customers if our tissue segment becomes competitive with tissue products sold by those customers.
As part of our corporate strategy, we pursue acquisitions, divestitures, and other strategic transactions and projects to complement, expand or optimize our business, such as our entry into wood manufacturing in the U.S., and tissue production and sales. In connection with any acquisition, divestiture, strategic transaction or project, we may not successfully integrate an acquired business, assets, technologies, processes, controls, policies, and operations with ours or realize some or all of the anticipated benefits and synergies of the acquisition, divestiture, strategic transaction or project. In connection with such transactions, we may face challenges associated with entering into a new market, production location, or product category, such as our entry into wood manufacturing in the U.S., and tissue production and sales. We may also face issues with the separation of processes and loss of synergies following the divestiture of businesses. In addition, we may not be able to successfully negotiate potential acquisitions, divestitures, strategic transactions or projects that we identify, or may not be able to obtain financing that may be needed. Future acquisitions could result in potentially dilutive issuances of equity securities and the incurrence of debt and contingent liabilities, and substantial goodwill. The negotiation of any transaction and its completion may be complex, costly, and time consuming. To the extent we are unsuccessful in implementing our corporate strategy or our efforts do not achieve the anticipated outcomes, our results of operations and cash flows may be adversely affected.
Changes in the political or economic conditions in the U.S., Canada or other countries in which we sell our products could adversely affect our results of operations.
We manufacture products in the U.S. and Canada, and we sell products throughout the world. The economic and political policies of each country and region have a significant impact on our costs and the prices of, and demand for, our products. Changes in regional economies and economic policies can affect demand for our products, manufacturing and distribution costs, pricing, sales volume, and the availability or cost of insurance. These changes, in turn, can affect our results of operations. Changes to regional economies and economic policies that can bring about such effects include, among others, changes in the terms of, or countries that are parties to, bilateral and multi-lateral trade agreements and arrangements, limitations on the ability of potential customers to import products or obtain foreign currency for payment of imported products, and political and economic instability, including pandemics, significant civil unrest, acts of war or terrorist activities, or unstable or unpredictable governments in countries in which we operate or trade.
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
Wood fiber is the principal raw material we use in our business. We primarily use wood chips and logs for our pulp, tissue, and paper mills. Our wood products business is also dependent on our timber supply.
We depend heavily on harvesting rights and timber supply guarantees over government-owned land in Ontario and Quebec, respectively. The volume of harvest permitted under these licenses is subject to limits, which are generally referred to as the AAC. The AAC is reviewed regularly, typically every five years in Quebec and every 10 years in Ontario. The chief forester of the province of Quebec ordered significant reductions to the allowable harvest between 2006 and 2018, and announced an increase of 5.6% to the AAC for the spruce, pine, fir, and larch species, for the period of 2018 to 2023. This increase did not result in a significant change in the volume allocated to us. About 25% of the total allowable harvest in Quebec is allocated through an open auction system. The prices generated by the auction system are used to set pricing for the remainder of the AAC.
In addition, regulatory developments, activist campaigns and litigation advanced by First Nations groups or other interested parties have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in Canada, or that meet standards required for third-party certifications. Future regulation, particularly by Ontario, Quebec, or the federal Canadian government, as well as litigation, changes in forest management certification standards, and actions taken by activists to influence the availability of timber for commercial harvest could focus on any one or more of:

•	the use of timberlands;

•	forest management practices;

•	forest management and chain of custody certification standards;

•	consultation with First Nations groups;

•	protection of habitats, and endangered or other species, including the woodland caribou;

•	promotion of forest biodiversity; and

•	the response to and prevention of catastrophic wildfires.
Increased pressures on the Canadian provincial and federal governments to increase the protection of the woodland caribou, its habitat, and the boreal forest, could impact timber supply. For example, regulations relating to habitats, and endangered or other species could significantly reduce timber supply to our mills. Our access to timber may also be affected by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, drought, flooding, and other natural and man-made causes, which could potentially reduce supply and increase prices.
Though timber is our primary source of fiber, wood fiber is a commodity and we also buy a significant portion of our fiber requirements on the open market. Prices for wood fiber are cyclical and subject to market influences, which could be concentrated in one or more regions due to market shifts. The timber requirements for our U.S. sawmills are met mostly by purchasing timber harvested by timberland owners.
If we are unable to obtain adequate supplies of timber or wood fiber at favorable prices for any of the reasons described above, our business operation could be materially and adversely affected.
A sustained increase in the cost of purchased energy and other raw materials would lead to higher manufacturing costs, which could reduce our margins.
Our operations consume large amounts of energy, such as electricity, natural gas, fuel oil, and wood residue, a substantial proportion of which we buy on the open market. The main raw materials we require in our manufacturing processes are wood fiber and chemicals. The prices for raw materials and energy are volatile and may change rapidly, which impacts our manufacturing costs, directly affects our results of operations and may contribute to earnings volatility.
For our commodity products, the relationship between industry supply and demand, rather than changes in the cost of raw materials, determines our ability to increase prices. Consequently, we may be unable to pass along increases in our operating costs to our customers. Any sustained increase in energy, chemical, or raw material prices without any corresponding increase in product pricing would reduce our operating margins and potentially require us to limit or cease operations of one or more of our facilities.
We also generate electricity for our operations at our hydroelectric facilities. There can be no certainty that we will be able to maintain the water rights necessary for our hydroelectric power generating facilities, or to renew them on favorable conditions. The amount of electricity we can generate is also subject to the volume of rain or snowfall and is therefore variable from one year to the next.
We are subject to physical and financial risks associated with global, regional, and local weather conditions, and climate change.
Our operations and the operations of our suppliers are subject to climate variations, which impact the productivity of forests, the frequency and severity of wildfires, the distribution and abundance of species, and the spread of disease or insect epidemics, which in turn may adversely or positively affect timber production and availability. Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters such as hurricanes, earthquakes, hailstorms, wildfires, snow, ice storms, the spread of disease, and insect infestations. Any of these natural disasters could also affect our woodlands or cause variations in the cost of raw materials, such as virgin fiber. Changes in precipitation could make wildfires more frequent or more severe, and could adversely affect timber harvesting or our hydroelectric production. The effects of global, regional, and local weather conditions, and climate change could also adversely impact our results of operations.
We could experience disruptions in operations or increased labor costs due to labor disputes or occupational health and safety issues.
As of December 31, 2019, we employed approximately 6,700 people, of whom approximately 4,500 were represented by various unions, primarily Unifor, and the CNTU in Canada, and predominantly by the USW in the U.S. In the past year, we renewed or entered into a number of agreements with unions, covering approximately 1,200 employees in Canada and 800 employees in the U.S. Collective agreements covering approximately 300 employees in Canada have expired, involving certain Canadian sawmills and a Canadian paper mill, and additional collective agreements covering approximately 500 employees in Canada are scheduled to expire in 2020, involving certain Canadian sawmills.
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
Occupational health and safety issues could also cause disruptions in operations or otherwise affect labor-related costs.
Difficulties in our employee relations or difficulties identifying, attracting, and retaining employees for work, particularly in remote locations, key positions, or with specialized skills, could lead to operational disruptions or increase our costs.
Our ability to achieve our future goals and objectives is dependent, in part, on maintaining good relations with our employees and minimizing employee turnover at our corporate offices, mills, and woodlands operations. Work stoppages, excessive employee turnover, or difficulty in attracting and retaining employees, particularly for work in remote locations, key positions, or positions with specialized skill sets, could lead to operational disruptions or increased costs.
Disruptions to our supply chain, operations, or the delivery of our products, could adversely affect our financial condition or results of operations.
The success of our businesses is largely contingent on the availability of, and direct access to, raw materials, as well as our ability to ship products on a timely and cost-efficient basis. As a result, any event that disrupts or limits transportation or delivery services could materially and adversely affect our business. In addition, our operating results depend on the continued operation of our various production facilities and our ability to complete construction and maintenance projects on schedule. Interruptions of operations at our facilities, including interruptions caused by the events described below, could materially reduce the productivity and profitability of a particular manufacturing facility, or our business as a whole, during and after the period of such operational difficulties.
Our operations, supply chain, and transportation and delivery services are subject to potential hazards, including explosions, fires, accidental release of toxic materials, severe weather and natural disasters, mechanical and power failures, structural failures at any of our dams or hydroelectric facilities, supplier disruptions, labor shortages or other difficulties, public health epidemics, transportation interruptions, remediation complications, environmental and workplace risks, and terrorist or other violent acts.
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
We are subject to disruptions to the information technology systems used to manage our operations and other business processes, including cybersecurity incidents that could involve sensitive company, employee, customer, vendor, and shareholder information.
We use information technology to securely manage operations and various business functions. We rely on various technologies to process, store, and report on our business and interact with employees, customers, vendors, and shareholders. The secure and reliable processing, maintenance, and transmission of this information is critical to our operations and business strategy. Despite our security design and controls, and those of our third-party providers, our information technology and infrastructure may be vulnerable to interruptions, breakdowns, cyberattacks or breaches due to employee error, malfeasance, hackers, computer viruses, natural disasters, power or telecommunications failures, as well as other disruptions. A cybersecurity breach could result in operational disruptions or the misappropriation of sensitive data or personal information and could subject us to civil and criminal penalties, litigation, or have a negative impact on our reputation. We may be required to expend capital and other resources to protect against such security breaches or cyberattacks, or to remediate problems caused by such breaches, attacks, or other disruptions. We have been the subject of cyberattacks from time to time, none of which have had a material impact on our business information systems or operations. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not negatively impact our cash flows and materially affect our results of operations or financial condition. Recent developments in cybersecurity legislation in different jurisdictions are imposing additional obligations on us and could expand our potential liability in the event of a cybersecurity incident.
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
During the process of replacing legacy systems, we could experience disruptions to our business information systems and normal operating processes because of the projects’ complexity. The potential adverse consequences could include delays, loss of information, decreased management reporting capabilities, damage to our ability to process transactions, harm to our control environment, diminished employee productivity, business interruptions, and unanticipated increases in costs. Further, our ability to achieve anticipated operational benefits from new platforms is not assured.

Negative publicity, even if unjustified, could have a negative impact on our brand and the marketability of our products.
We believe that we have established a reputation for transparent communications, social and corporate governance, responsible forestry practices, and overall sustainability leadership. We also believe that our commitment to sustainable and responsible forestry practices extends well beyond strict compliance with applicable forestry regulations, which in Quebec and Ontario are already among the most, if not the most, rigorous in the world. Negative publicity, whether or not justified, relating to our operations could tarnish our reputation or reduce the value of our brand and market demand for our products. In addition, the actions of activists, whether or not justified, could impede or delay our ability to access raw materials or obtain third-party certifications with respect to forest management and chain of custody standards that we seek in order to supply certified products to our customers. In these cases, we may have to incur significant expenses and dedicate additional resources to defend ourselves against activist campaigns, rebuild our reputation, and restore the value of our brand.
Financial Risk
Financial risks relate to our ability to meet financial obligations and mitigate exposure to broad market risks, including: volatility in foreign currency exchange rates, interest rates and commodity prices, capital structure, as well as credit and liquidity risk, including risk related to cash management, extension of credit, collections, credit ratings, and availability and cost of funding.
Currency fluctuations can adversely affect our competitive position, selling prices, manufacturing costs, and net monetary items.
We compete with producers from around the world, particularly North America, Europe, and South America, in most of our product lines, with the exception of wood products and tissue, where we compete primarily with other North American producers. We sell our products mainly in transactions denominated in U.S. dollars, but we also sell in certain local currencies, including the Canadian dollar, the euro, and the pound sterling. Changes in the relative strength or weakness of these currencies, particularly the U.S. dollar, could affect international trade flows of these products. A stronger U.S. dollar might attract imports, thereby increasing product supply and possibly creating downward pressure on prices. On the other hand, a weaker U.S. dollar might encourage U.S. exports but also increase manufacturing costs in Canadian dollars.
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The actual impact of these changes depends primarily on the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues, but we cannot predict the magnitude or direction of this effect for any period, and there can be no assurance of any future effects. In 2018 and 2019, the Canadian dollar fluctuated between a low of US$0.73 in December of 2018 and a high of US$0.82 in February of 2018. Based on operating projections for 2020, if the Canadian dollar strengthens by one cent against the U.S. dollar, we expect that it will decrease our annual operating income by approximately $19 million, and vice versa.
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
As of December 31, 2019, we had net pension obligations of $1,326 million, of which approximately 75% relates to our registered pension plans in the provinces of Quebec and Ontario, and approximately 25% of which relates to our U.S. qualified pension plan. See Note 13, “Pension and Other Postretirement Benefit Plans,” to our Consolidated Financial Statements, for a description of our pension plan funding obligations, including our unfunded pension obligations.
The amount by which our pension plans are funded or underfunded varies depending upon the return on pension fund investments, the level of interest rates used to determine minimum funding levels, the payments of benefits, and other actuarial assumptions and experience. Variations from our assumptions would cause the actual amount of our required contributions to vary from our current estimates. Any additional contributions to our pension plans to fund potential deficit increases would be required to be paid over a period of time ranging from seven to 15 years depending upon the laws applicable to the funding of the specific pension plan. Any change to laws and regulations applicable to the funding of our pension plans could also increase or decrease our future funding obligations. Similarly, because we make our Quebec and Ontario pension plan contributions in

Canadian dollars, the amount of our contributions as stated in U.S. dollars can be subject to the potentially significant effect of foreign currency exchange rate variations. Any such variations could materially affect our cash flows and financial condition, in each case either positively or negatively depending on the direction and magnitude of the variation. In addition, an increase in our net pension obligations could make it more difficult to obtain financing on favorable terms.
It is also possible that regulators, including Canadian provincial pension regulators, could attempt to compel additional funding of certain of our pension plans, including our Canadian registered pension plans, in respect of plan members associated with sites we formerly operated. On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or, the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to C$150 million ($115 million), would have to be funded if we do not obtain the relief sought. At this time, we cannot estimate the additional contributions, if any, that may be required in future years, but they could be material.
Our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for all of our capital requirements.
Our businesses are capital intensive and require regular capital expenditures in order to maintain our equipment, increase our operating efficiency, comply with environmental laws, and innovate to remain competitive. If our available cash resources and cash generated from operations are not sufficient to fund our operating needs, make pension contributions, and finance our working capital, capital expenditures, and duty cash deposits, we would either need to borrow or reduce or delay capital expenditures. If we cannot maintain or upgrade our equipment as required, we may become unable to manufacture products that compete effectively. An inability to make required capital expenditures in a timely fashion could also have a material adverse effect on our growth, business, financial condition, or results of operations.
The terms of our ABL Credit Facility, our Senior Secured Credit Facility, and the indenture governing our 2023 Notes could restrict our current and future operations, and changes relating to LIBOR could impact our borrowings under these facilities.
The credit agreements governing our senior secured asset-based revolving credit facility (or, the “ABL Credit Facility”), our senior secured credit facility (or, the “Senior Secured Credit Facility”), and the indenture governing our 5.875% senior notes due 2023 (or, the “2023 Notes”), contain certain restrictive covenants that impose operating, borrowing, and financial restrictions on us and could limit our ability to engage in activities that might be in our long-term best interests. For a description of our ABL Credit Facility, Senior Secured Credit Facility, and the indenture governing the 2023 Notes, including the covenants and restrictions they contain, see Note 12, “Long-Term Debt,” to our Consolidated Financial Statements.
A breach of the covenants under the ABL Credit Facility, the Senior Secured Credit Facility, or the 2023 Notes could result in an event of default, which could allow holders and lenders, as the case may be, to accelerate the repayment of their debt and could result in the acceleration of the repayment of any other debt to which a cross-acceleration or cross-default provision applies. An event of default under the ABL Credit Facility or the Senior Secured Credit Facility would also allow the lenders to terminate all commitments to extend further credit to us under those facilities. If we were unable to repay amounts due and payable under the ABL Credit Facility or the Senior Secured Credit Facility, the lenders would have the right to proceed against the collateral securing the indebtedness. In any of these events, we may seek to refinance our indebtedness, but be unable to do so on commercially reasonable terms. As a result, we could be: limited in how we conduct our business; unable to raise additional debt or equity financing to operate during general economic or business downturns; unable to compete effectively or to take advantage of new business opportunities; or forced to sell assets.
In addition, our borrowings under the ABL Credit Facility and the Senior Secured Credit Facility bear interest at variable rates, primarily based on LIBOR as the reference rate. LIBOR is subject to national and international proposals for reform that may cause LIBOR to cease to exist after 2021 or to perform differently than in the past. While we expect that reasonable alternatives to LIBOR will be available, we cannot predict the consequences and timing of the development of alternative reference rates, and the transition to an alternative reference rate could result in an increase in our interest expense.
We may be subject to losses that might not be covered in whole or in part by our insurance coverage.
We maintain property, business interruption, credit, general liability, casualty, and other types of insurance, including environmental liability, that we believe are in accordance with customary industry practices, but we are not fully insured against all potential hazards inherent in our business, including losses resulting from human error, cybersecurity issues, natural disasters, war risks, or terrorist acts. As is typical in the industry, we also do not maintain insurance for any loss to our access to standing timber from natural disasters, regulatory changes, or other causes. Changes in insurance market conditions have caused, and may in the future cause, premiums and deductibles for certain insurance policies to increase substantially and in some instances, for certain insurance to become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, we might not be able to finance the amount of the uninsured liability on terms acceptable to us or at all, and might be obligated to divert a significant portion, or all, of our cash flow from normal business operations.
We could be required to curtail production, shut down machines or facilities, restructure operations, or sell non-core assets, which could result in recording significant additional closure costs and long-lived asset impairment or accelerated depreciation charges.
As part of our transformation strategy, and in response to changing market dynamics and structurally declining demand for some of our products, it may be necessary to further curtail production, permanently shut down machines and facilities, restructure operations, or sell non-core assets. In addition to the potential loss of production, curtailments and shutdowns could result in asset impairments, accelerated depreciation, and closure costs for the affected facilities, including restructuring charges, exit or disposal costs, and remediation and other environmental costs, which could negatively impact our cash flows and materially affect our results of operations and financial condition. The closure of machines or facilities could also trigger the payment of severance, additional pension contributions, or wind-up deficiencies.
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
We recorded significant deferred income tax assets relating to our Canadian operations in our Consolidated Balance Sheet as of December 31, 2019. If, in the future, we determine that we are unable to recognize these deferred income tax assets as a result of sustained cumulative losses in our Canadian operations, we could be required to record additional valuation allowances for the portion of the deferred income tax assets that is not more likely than not to be realized. Such valuation allowances, if taken, would be recorded as a charge to income tax provision and would adversely impact our results of operations.
Legal and Compliance Risk
Legal and compliance risks arise from governmental and regulatory action, governance and business conduct, and environmental, contractual and other legal liabilities, including risks associated with: international trade regulation; legal proceedings; our shareholder relationships; commitments to customers or suppliers; and compliance with governance policies and procedures, such as those relating to financial reporting and disclosure obligations, the environment, health and safety, marketing, product safety and liability, and antitrust. Governmental and regulatory risk includes the risk that government or regulator actions will impose additional costs on us or cause us to have to change our business models or practices.
Products we produce in one country and export to another may become subject to duties or other international trade remedies or restrictions.
We produce products in the U.S. and Canada, and we sell products worldwide. Under international agreements and the domestic trade laws of many countries, trade remedies are available to domestic industries where imports are alleged to be “dumped” or “subsidized” and such imports are alleged to cause material injury, or an imminent threat of injury, to a domestic industry. Under such laws, dumping generally involves selling for export a product at a price lower than that at which the same or similar product is sold in the home market of the exporter, or where the export prices are lower than a value that typically must be at or above the full cost of production (including sales and marketing costs) and a reasonable amount for profit. International trade laws also generally provide that subsidies from governments may be subject to trade remedies under certain circumstances. A trade remedy investigation or proceeding may involve allegations of either dumping, subsidization, or both. Where injurious dumping is found, the trade remedy is typically an anti-dumping duty order. Where injurious subsidization is found, the trade remedy is typically a countervailing duty order. In principle, a duty equal to the amount of dumping or subsidization, as applicable, should be imposed on the importer of the product. However, whether or not consistent with treaty obligations or other applicable law, authorities have imposed assumed or estimated rates on products that may not be related to actual dumping by a particular producer or may not be based on subsidies actually received by the producer. Anti-dumping and countervailing duty orders do not prevent the export or import of the product, but rather require the importer of the product to pay to the government an anti-dumping duty or countervailing duty, or a deposit on estimated anti-dumping duties or countervailing duties, as applicable. The imposition of additional anti-dumping duties, countervailing duties, deposit requirements in respect of estimated duties, or any other trade remedy on one or more of our products could materially affect our cash flow, and the competitive position of our operations relating to the affected product.
In addition to risks related to the trade remedies discussed above, a country could impose taxes or tariffs on some or all imported products, whether or not consistent with existing trade treaties or agreements, and trade treaties, agreements and arrangements may be renegotiated or terminated, or one or more countries that are parties may withdraw. For example, the United States-Mexico-Canada Agreement (or, “USMCA”), which is expected to replace the North American Free Trade Agreement (or, “NAFTA”), and provides for free trade of many products and services among the U.S., Canada, and Mexico, has yet to be ratified by Canada, and until it is, there may remain some uncertainty. A unilateral withdrawal from NAFTA by the U.S., without the USMCA in place, or similar actions with respect to other trade treaties, agreements, or arrangements taken by other countries where we sell our products internationally, could materially affect our cash flow, and the competitive position of our operations relating to the affected products.
We are subject to countervailing and anti-dumping duties on the vast majority of our U.S. imports of softwood lumber products produced at our Canadian sawmills, which could materially affect our operations and cash flows.
The vast majority of our U.S. imports of softwood lumber products produced at our Canadian sawmills are subject to orders requiring us to pay cash deposits to the U.S. for estimated countervailing and anti-dumping duties. These cash deposit requirements are the result of petitions filed by U.S. softwood lumber products producers with the U.S. Department of Commerce (or, “Commerce”) and the U.S. International Trade Commission.
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
We have been required to pay cash deposits for estimated countervailing duties and anti-dumping duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. As of December 31, 2018, the rates for such estimated countervailing and anti-dumping duties were 14.7% and 3.2%, respectively. On January 31, 2020, Commerce issued its preliminary determination in the countervailing duties and anti-dumping administrative reviews and established our new preliminary rates at 14.86% for countervailing duties and 1.18% for anti-dumping duties, which will not be effective until the issuance of the final determinations. Through December 31, 2019, our aggregate cash deposits paid to the U.S. for all affected products totaled $162 million.
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
Any failure to comply with laws and regulations could require us to incur or record additional liabilities and adversely affect our results of operations.
We are subject to a variety of foreign, federal or national, state, provincial, and local laws and regulations dealing with financial reporting and disclosure obligations, corporate governance, antitrust, customs and trade, employees, contractors, transportation, taxes, timber and water rights, pensions, benefit plans, workplace health and safety, the manufacture and sale of consumer products, including product safety and liability, the environment, and First Nations, among others. Many of these laws and regulations are complex and subject to differing interpretation, and the requirements of laws and regulations of different countries and jurisdictions in which we operate, have sales or otherwise do business, or in which our securities trade or in which our security holders reside, may differ or be inconsistent with one another. Compliance with these laws and regulations, including changes to them or their interpretations or enforcement, or introduction of new laws and regulations, has required in the past, and could require in the future, substantial expenditures by us and adversely affect our results of operations. In addition, noncompliance with laws and regulations, especially those related to the environment and First Nations, could significantly damage, and require us to spend substantial amounts of money to rebuild our reputation.
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
As an owner of real estate and manufacturing and processing facilities, we could be required to incur or record additional environmental and related health and safety liabilities.
As an owner and operator of real estate and manufacturing and processing facilities, we are subject, in particular, to a wide range of general and industry-specific laws and regulations relating to pollution and the protection of the environment, including those governing air emissions, wastewater discharges, timber harvesting, the storage, management and disposal of regulated substances and waste, the investigation and clean-up of contaminated sites, landfill and lagoon operation and closure, forestry operations, endangered species habitat, health and safety, and climate change. Noncompliance with these regulations can result in significant civil or criminal fines or penalties, or regulatory or judicial orders enjoining or curtailing operations. This may include liability under environmental laws for cleanup and other costs and damages, including investigation costs, tort liability and damages to natural resources, resulting from past or present spills, releases or threats of releases of regulated substances and waste on or from our current or former properties. We may also be liable under health and safety laws for related exposure of employees, contractors and other persons to substances and waste on or from our current or former properties. We may incur liability under these laws without regard to whether we knew of, were responsible for, or owned the property at the time of, any exposure, spill, release or threats of releases of any regulated substances or waste on or from any current or former property, or at properties where we arranged for the disposal of regulated materials or waste. Claims may also arise out of currently unknown environmental conditions or aggressive enforcement efforts by government regulators, public interest groups or private parties. As a result, we may be required to incur or record additional environmental or related health and safety liabilities.
Our international sales and operations are subject to applicable laws relating to trade, export controls, and foreign corrupt practices, the violation of which could adversely affect our operations.
As a result of our international sales and operations, we are required to comply with trade and economic sanctions and other restrictions imposed by the U.S., Canada, and other governments or organizations. We are also subject to the U.S. Foreign Corrupt Practices Act, the Corruption of Foreign Public Officials Act (Canada), the United Kingdom Bribery Act 2010 and other anti-bribery laws that generally bar bribes or unreasonable gifts to foreign governments or officials and, in some jurisdictions, to other commercial parties. Changes in trade sanctions laws could restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs. Violations of these laws or regulations could result in sanctions, including fines, loss of authorizations needed to conduct our international business, and other penalties, as well as result in a default under certain of our financing agreements, each of which could adversely impact our business, operating results, and financial condition.
We are a party to a number of legal proceedings, claims and governmental inquiries, investigations, and other disputes, and adverse judgments could have a material adverse effect on our financial condition.
We become involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business. These could include, for example, matters related to contracts, transactions, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, intellectual property, financial reporting and disclosure obligations, corporate governance, First Nations claims, antitrust, governmental regulations, and other matters. In addition to claims against us and our consolidated subsidiaries, these matters may involve claims asserted by others against unconsolidated partnerships and joint ventures in which we have an interest. Although the final outcome of these matters is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Legal proceedings that we believe could have a material adverse effect if not resolved in our favor, or that we believe to be significant, are discussed in Item 3 of this Form 10-K and in Note 15, “Commitments and Contingencies – Legal matters” to our Consolidated Financial Statements. However, our reports do not disclose or discuss all matters of which we are aware. If our assessment of the probable outcome or materiality of a matter is not correct, we may not have made adequate provision for such loss and our financial condition, cash flows, or results of operations could be adversely impacted.
In addition, if a loss resulting from an adverse outcome in connection with a matter were to affect the solvency of certain of our subsidiaries or remain unpaid for certain periods, it could result in a default under the ABL Credit Facility, the Senior Secured Credit Facility and the 2023 Notes. For additional information, see “Financial Risk – The terms of our ABL Credit Facility, our Senior Secured Credit Facility, and the indenture governing our 2023 Notes could restrict our current and future operations, and changes relating to LIBOR could impact our borrowings under these facilities” above.
Some matters that we may be involved in from time to time result from claims brought by us against third parties, including customers, suppliers, shareholders, governments or governmental agencies, activists and others. Even if such a matter does not involve a claim for damages or other penalty or remedial action against us, such a matter could nevertheless adversely affect our relationships with those and other third parties.
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
In addition to the properties that we own, we also lease under long-term leases office and manufacturing premises, machinery, chemical equipment, office equipment, and rail cars, have water rights on certain government-owned waters, and have harvesting rights or timber supply guarantees with respect to certain government-owned land. For additional information, see Note 10, “Operating Leases” and Note 15, “Commitments and Contingencies – Commitments,” to our Consolidated Financial Statements.
We hold the properties that we own or lease, and the rights and supply guarantees described above, through various operating subsidiaries, including our principal U.S. operating subsidiary, Resolute FP US Inc., our principal Canadian operating subsidiary, Resolute FP Canada Inc., and Resolute Growth Canada Inc., which holds or operates assets related to our growth and diversification initiatives in Canada, including our Ontario sawmills and wood pellet facility, as well as our Saint-Félicien pulp mill. For a list of our subsidiaries as of December 31, 2019, see Exhibit 21.1, “Subsidiaries of the registrant,” of this Form 10-K.
The obligations under the Senior Secured Credit Facility are secured by a first priority mortgage on the real property of our Calhoun facility and a first priority security interest on the fixtures and equipment located therein. On November 13, 2019, a legal hypothec in the amount of C$30 million ($23 million) was registered on our Saint-Félicien immovable and movable property, for more information see Note 15, “Commitments and Contingencies – Legal matters – Fibrek acquisition,” to our Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
See the description of our material pending legal proceedings in Note 15, “Commitments and Contingencies – Legal matters,” to our Consolidated Financial Statements, which is incorporated in this “Item 3 – Legal Proceedings” by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades under the stock symbol “RFP” on both the NYSE and the TSX. As of January 31, 2020, there were 2,924 holders of record of our common stock.
We did not declare or pay any dividends on our common stock in 2019. While we do not currently pay regular dividends on our common stock, we declared and paid a special dividend of $1.50 per share ($136 million) on our common stock in 2018. Any future determination to pay dividends will be at the discretion of the board of directors and will be dependent on then-existing conditions, including our financial condition, results of operations, capital requirements, contractual and legal restrictions, business prospects and other factors that the board of directors considers relevant. Our debt agreements contain restrictions on our ability to pay dividends and repurchase shares, as further described in Note 12, “Long-Term Debt,” to our Consolidated Financial Statements.
With our repurchase of 4.8 million shares at a cost of $24 million during the year ended December 31, 2019, we completed our $150 million share repurchase program, which was launched in 2012. We did not repurchase any shares during 2018 and 2017.
The following table sets forth information about our stock repurchases for the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31	—	$—	—	$12,000,000
November 1 to November 30	1,286,877	$3.94	1,286,877	$6,927,000
December 1 to December 31	1,712,412	$4.05	1,712,412	$—
Total	2,999,289	$4.00	2,999,289	$—

(1)	$150 million share repurchase program launched in 2012.
See Part III, Item 12 of this Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding our equity compensation plan.

The following graph compares the cumulative total return attained by shareholders of our common stock versus the cumulative total returns of the Standard & Poor’s 500 (or, the “S&P 500”) index and the Peer Group (as defined below), since December 31, 2014. The graph tracks the performance of a $100 investment in our common stock, in the S&P 500 index, and in the Peer Group on December 31, 2014 (with the reinvestment of all dividends) to December 31, 2019. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

(1)
The information contained in this stock performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (or, the “Exchange Act”), except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

(2)
The group of individual peer companies comprising the peer group (or, the “Peer Group”) are: Clearwater Paper Corporation, Domtar Corporation, Verso Corporation, Mercer International Incorporated, Rayonier Advanced Materials, Canfor Corporation, Conifex Timber Incorporated, Interfor Corporation, and West Fraser Timber Company Limited. Orchids Paper Products Company, which was previously included in the Peer Group, is no longer considered in the Peer Group as it was acquired in 2019.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents a summary of historical consolidated financial information for each of the last five years and should be read in conjunction with Items 7 and 8 of this Form 10-K. The selected financial information for the years ended December 31, 2019, 2018 and 2017, and as of December 31, 2019 and 2018, under the captions “Statement of Operations Data,” “Segment Sales Information,” “Statement of Cash Flows Data” and “Financial Position” shown below has been derived from our audited Consolidated Financial Statements.

	Years Ended December 31,
(In millions, except per share amounts)	2019	2018	2017	2016	2015
Statement of Operations Data
Sales	$2,923	$3,756	$3,513	$3,545	$3,645
Operating income (loss)	$17	$379	42	$(18)	$(169)
Net (loss) income including noncontrolling interests	$(47)	$235	(78)	$(76)	$(255)
Net (loss) income attributable to Resolute Forest Products Inc.	$(47)	$235	(84)	$(81)	$(257)
Basic net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders	$(0.51)	$2.57	(0.93)	$(0.90)	$(2.78)
Diluted net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders	$(0.51)	$2.52	(0.93)	$(0.90)	$(2.78)
Dividend declared per common share	$—	$1.50	$—	$—	$—
Segment Sales Information
Market pulp	$797	$1,085	$911	$836	$889
Tissue	165	130	81	89	11
Wood products	616	823	797	596	536
Newsprint	773	907	842	1,009	1,105
Specialty papers	572	811	882	1,015	1,104
	$2,923	$3,756	$3,513	$3,545	$3,645
Statement of Cash Flows Data
Net cash provided by operating activities	$85	$435	$158	$81	$138
Cash invested in fixed assets	$113	$155	$164	$249	$185
Disposition of assets	$3	$336	$21	$5	$—

	As of December 31,
(In millions, except otherwise indicated)	2019	2018	2017	2016	2015
Financial Position
Fixed assets, net	$1,459	$1,515	$1,716	$1,842	$1,810
Total assets	$3,626	$3,935	$4,147	$4,227	$4,220
Total debt	$449	$645	$789	$762	$591
Additional Information
Number of employees	6,700	7,400	7,700	8,300	8,000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is intended to help the reader understand Resolute Forest Products, our results of operations, cash flows and financial condition. The discussion is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes (or, the “Consolidated Financial Statements”) contained in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (or, “Form 10-K”).
When we refer to “Resolute Forest Products,” “Resolute,” “we,” “our,” “us,” or the “Company,” we mean Resolute Forest Products Inc. with its subsidiaries, either individually or collectively, unless otherwise indicated.
OVERVIEW
Resolute Forest Products is a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, newsprint and specialty papers, which are marketed in close to 70 countries. The Company owns or operates some 40 facilities, as well as power generation assets, in the U.S. and Canada. We are the largest Canadian producer of wood products east of the Canadian Rockies, the largest producer of uncoated mechanical papers in North America, and a competitive pulp producer in North America. We are also a leading global producer of newsprint and an emerging tissue producer.
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
We are guided by our vision and values, focusing on safety, sustainability, profitability, accountability, and teamwork. We believe we can be distinguished by the following competitive strengths:

•	Competitive cost structure combined with diversified and integrated asset base

–	large-scale and cost-effective operations, including significant internal energy production from cogeneration and hydroelectric facilities, which support our value proposition;

–	control over fiber transformation chain from standing timber to end-product for the majority of our offering;

–	nearly 100% of our products sourced from high-quality virgin fiber;

–	harvesting rights for the majority of fiber needs in Canada; and

–	sophisticated logistics capabilities to meet demanding customer expectations.

•	Solid balance sheet

–	favorable pricing and flexibility under borrowing agreements together with our liquidity levels support ability to weather challenging market cycles and to execute transformation strategy;

–	significant tax assets to defer cash income taxes and provide synergies to execute this strategy; and

–	customers benefit from a financially stable and reliable business partner in a challenging industry.

•	Seasoned management team

–	deep industry expertise, with influential leaders in forestry, operations, environmental risk management and public policy;

–	culture of accountability, encouraging transparency and straightforwardness; and

–	core identity tied to renewable resources we harvest in a truly sustainable manner.

Our Business
Products
For information on our products, see Part I, Item 1, “Business – Products” of this Form 10-K.
Strategy and highlights
Our corporate strategy is focused on continuing to transform the Company away from mature markets and declining products toward a more profitable and sustainable organization over the long run, founded on a competitive portfolio of manufacturing assets and a solid presence in long-term growth markets. Our strategy is based on maximizing value generation from structurally declining paper, growing in pulp and wood products, integrating our pulp into value-added quality tissue, and investing in product innovation, while maintaining a disciplined approach to capital allocation.
Maximizing value generation from paper
Our paper products – newsprint and specialty papers – remain an important part of our business, generating cash to help finance our transformation strategy. In order to remain competitive in mature and declining markets that our paper operations face, we strive to consistently:

•	maintain a stringent focus on controlling costs and optimizing our diversified asset base;

•	manage production and inventory levels; and

•	focus production at our most profitable and lower-cost facilities and machines.
Growing in pulp and wood products
Market pulp and wood products are core segments for the Company, and we believe in their long-term, sustained growth potential. We are confident in our ability to generate attractive returns for shareholders as operators of these assets. Our strategy is to take an opportunistic approach to these strategic initiatives, such as:

•	spending to improve productivity and/or lower costs;

•	investing selectively in organic expansions; and

•	pursuing opportunistic strategic acquisitions.
For example, we recently completed the acquisition of three sawmills in the U.S. South, with combined production capacity of 550 million board feet once ramped-up. The transaction will give us immediate scale in an attractive region, with quality assets in a rich fiber basket, close to growing end-markets, and it gives us an opportunity to create value by deploying our operational expertise in sawmilling, with a focus on reliability, productivity and safety. We plan to pursue capital investments started under the previous owner, to maintain appropriate working capital, and to upgrade maintenance practices.
Integrating our pulp into value-added quality tissue
We entered the tissue market in 2015 with the construction of a greenfield tissue facility at our Calhoun (Tennessee) site and the acquisition of two tissue mills and a recovered paper facility in Florida. The purpose of our diversification into tissue is to add value with the integration of our market pulp, particularly as printing and writing demand for pulp continues to decline. We also believe that the tissue business will provide a more stable source of revenue and profitability.
Our tissue operations are almost entirely supplied from our pulp mills, creating synergies and minimizing risks associated with cyclical market pulp pricing. For our Calhoun tissue facility, pulp is transferred directly as slush pulp into the tissue operation, reducing process, energy, handling and logistics costs. Equipped with three modern converting lines sized specifically for the tissue machine, our Calhoun tissue facility mostly sells converted products that target the fast growing premium private-label markets in the U.S.

Investing in product innovation
Fiber from trees is renewable, reusable and fossil-free, and we believe that it can serve as a core pillar in the ongoing shift away from fossil-based materials toward renewable alternatives. With our large-scale access to high-quality fiber, our expertise in managing its value-transformation chain and our strategically-located manufacturing facilities, we believe in investing in our business to build a competitive forest products company for the future.
For example, today we manufacture wood pellets used in renewable energy production from sawmill byproducts and, in partnership with a leading industry research organization, we recently launched an innovative pilot bio-refinery plant to produce lignin and cellulosic sugars for uses such as wood adhesives, animal feed and composites. In early 2020, we also announced the construction of a commercial plant to produce cellulose filaments, a new sustainable biomaterial derived from wood fiber that can be integrated into commercial and consumer products for many industries, including transportation, construction and energy, increasing the resistance and durability of those products. The cellulose filaments will be marketed with the help of Performance BioFilaments Inc., a joint venture established in 2014 by Resolute and Mercer International Inc., dedicated to the development of non-traditional applications for cellulose filaments.
We see certain megatrends around evolving customer preferences toward more renewable alternatives, urbanization and demographic changes that could open opportunities for our Company in value-added engineered wood products to capitalize on the growing role of wood in multi-family residential and commercial construction, as well as innovative fiber-derived products.
Disciplined approach to capital allocation
As we operate in a capital-intensive and cyclical industry, we believe that the proper allocation of capital is a top priority, and that it should be done in a disciplined manner, with a view to maximize free cash flow through the business cycle and to generate attractive returns for our shareholders. Accordingly, we:

•	spend our capital in a disciplined, strategic and focused manner, concentrating on our most competitive sites and the highest-return projects;

•	explore value-creating opportunities to divest idled, non-core or marginal operations;

•	seek to maintain conservative debt levels and solid financial liquidity that over time are sufficient to support the evolution of our transformation strategy;

•	based on market conditions, seek to retire, repay or refinance our outstanding indebtedness with a view to reducing costs and enhancing our financial flexibility; and

•	return excess capital over time to our shareholders through dividends and share repurchases.

Here is a summary of some of our key strategic initiatives since 2012:

2012

Acquisition of Fibrek[1]
+ 752,000 mt of market pulp capacity

Share repurchase
5.6 million shares at a cost of $67 million

2013

New steam turbine at Thunder Bay (Ontario)[2]
+ 65 MW of low-cost green power

2014

Rebuilt sawmill at Ignace (Ontario)
+ 115 mmbf of lumber capacity

2015

New sawmill at Atikokan (Ontario)
+ 145 mmbf of lumber capacity

Acquisition of Atlas[3]
+ 62,000 st of tissue capacity and first step into tissue business

Share repurchase
5.5 million shares at a cost of $59 million

2016

New pulp digester at Calhoun[4]
+ 100,000 mt of pulp capacity

Start-up of first tissue converting line at Calhoun
All three converting lines are fully commissioned and operational

Acquisition of a sawmill in Senneterre (Quebec) and resulting consolidation
+ 60 mmbf of lumber capacity, and rights to wood volumes

2017

Start-up of tissue machine at Calhoun
+ 66,000 st of tissue capacity for premium markets

2018

Strategic investments at Saint-Félicien (Quebec)
+ 27,000 mt of market pulp capacity

Strategic investments at our Northwestern Ontario operations and Quebec sawmills
+ 14,000 mt of market pulp capacity
+ 80 mmbf of lumber capacity

Sale of paper and pulp mill at Catawba (South Carolina) and RBK mill at Fairmont (West Virginia)
Net proceeds of $333 million

Special dividend
$1.50 per share, or $136 million

2019

Share repurchase
4.8 million shares at a cost of $24 million

2020

Acquisition of three sawmills in the U.S. South[5]
+ 550 mmbf of lumber capacity

(1)	By acquiring Fibrek Inc. (or, “Fibrek”), our market pulp capacity increased by over 70%.

(2)
The installed steam turbine at our Thunder Bay pulp and paper mill maximizes our local woodlands, sawmill, pulp and paper, and energy operations by fully utilizing forest-based biomass to produce green electricity.

(3)
With the acquisition of Atlas Paper Holdings Inc. and its subsidiaries (or, “Atlas”), we gained an immediate position in the North American consumer tissue market and access to a customer base to accelerate the sale and distribution of our Calhoun tissue production.

(4)	Incremental pulp capacity from the pulp digester serves in part to supply slush pulp to our Calhoun tissue machine.

(5)
The acquisition of three sawmills in the U.S. South from Conifex Timber Inc., with combined production capacity of 550 million board feet, gives us immediate scale in an attractive region, with quality assets in a rich fiber basket, close to growing end-markets. The facilities produce construction-grade dimensional lumber and decking products from locally sourced southern yellow pine for distribution within the U.S.

Sustainable development and performance
Our sustainability strategy is based on a balanced approach to environmental, social and economic performance, designed to enhance our competitive position. It is supported by public commitments in a number of key performance areas, focusing primarily on:

•	improving resource efficiency, which helps control wood fiber, chemical, and energy costs, three significant input costs in our industry;

•	moving beyond regulatory compliance and environmental incident management to differentiate ourselves as an environmental supplier of choice;

•	positioning Resolute as a competitive employer; and

•	building solid relations in our operating communities.

Our recent key sustainability achievements include:

•	Beating our safety target by achieving an Occupational Safety and Health Administration incident rate of 0.49 in 2019. Safety is our first priority, and we strive for zero injuries.

•	Achieving an 83% reduction in absolute greenhouse gas (or, “GHG”) emissions (scope 1 and 2), below 2000 levels.

•
Inaugurating a C$23 million biorefinery plant at our Thunder Bay pulp and paper mill in partnership with FPInnovations. The initiative is focused on developing new ways to efficiently produce and commercialize innovative biochemicals derived from wood.

•
Announcing a C$27 million project to establish a commercial plant specializing in the production of cellulose filaments, a sustainable biomaterial derived from wood fiber, at our Kénogami (Quebec) paper mill.

•
Continuing implementation of a $45 million strategic investment plan at our Saint-Félicien pulp mill to improve the operation, increase average daily production capacity, and reduce GHG emissions from the use of fossil fuels by 20%, or approximately 35,000 metric tons of CO2 equivalents per year.

•
Increasing facilities’ energy efficiency and lowering GHG emissions, including initiatives at our Alma (Quebec) and Kénogami specialty paper mills to optimize boiler performance for a reduction of 6,000 metric tons of CO2 equivalents per year, as well as our Baie-Comeau newsprint mill to increase control of combustion for a 50% reduction in oil usage, or approximately 4,000 metric tons of CO2 equivalents per year.

•	Deploying a carbon capture unit and ancillary equipment at our Saint-Félicien pulp mill to improve growth rates at Serres Toundra Inc. in which we hold a 49% interest.

•
Maintaining certification of 100% of Resolute-owned or managed woodlands to at least one internationally recognized forest management standard (Sustainable Forestry Initiative®, or “SFI®”, and/or Forest Stewardship Council®, or “FSC®”). As a result, our commitments extend well beyond strict compliance with applicable forestry regulations, which in Quebec and Ontario are already among the most, if not the most, rigorous in the world.

•
Maintaining internationally recognized chain of custody certifications at 100% of our manufacturing facilities (SFI, FSC, and the Programme for the Endorsement of Forest Certification), with the exception of the tissue operation at our Calhoun facility, which is expected to have its fiber-tracking system certified in 2020.

•
Launching our regional procurement web portal to support the development of local and regional business in our operating communities as part of our commitment to further integrate sustainability practices in our procurement process.

•	Appointing Suzanne Blanchet as a member of our board of directors and chair of the Environmental, Health and Safety Committee.

•
Continuing to report climate change, water security, and forests disclosures to CDP. Full disclosures and scores are available on CDP’s website (https://www.cdp.net/), though this information is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the U.S. Securities and Exchange Commission (or, the “SEC”).

•	Continuing to implement our proactive approach to environmental management by beating our environmental incidents target (class 1 and 2) by recording 18 environmental incidents in 2019.

•
Maintaining active engagement of union officials, employees, mayors and other community leaders, First Nations partners, small community business owners, customers, and representatives of governments at various levels.

•
In addition to developing information resources such as BorealForestFacts.com and The Resolute Blog, we continued to expand the scope of our social media presence as well as our engagement on the Forum boréal and Boreal Forum social media platforms. These Quebec and Ontario sites provide a forum for fact-based discussion concerning sustainable forestry practices in the boreal forest and they help to ensure that individual and community voices are heard, particularly when it comes to the importance of forestry to Northern communities in Canada. The information contained on or connected to BorealForestFacts.com, The Resolute Blog and the Forum boréal and Boreal Forum social media platforms, is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

•
Other sustainability performance indicators and disclosures prepared in accordance with the Global Reporting Initiative’s GRI Standards are available on our website (www.resolutefp.com). Such sustainability disclosures on our website are not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.
Our leadership and sustainability accomplishments have been recognized by independent organizations. In 2019, we received extensive regional, North American and global recognition for our sustainability achievements. Some of the more noteworthy included:

•	the Business Intelligence Group Sustainability Award, in the Sustainability Initiative of the Year category (August 1, 2019);

•	Canada’s 2020 Clean50 and 2020 Clean16 (www.clean50.com), for our President and Chief Executive Officer’s contribution to sustainability and clean capitalism in Canada (October 3, 2019);

•
three gold International Business Awards (known as the “Stevies®”), for Energy Industry Innovation of the Year, Company of the Year – Manufacturing (Large) and Corporate Social Responsibility Program of the Year for the U.S. and Canada (October 19, 2019); and

•	the American Forest and Paper Association’s Leadership in Sustainability Award, in the Energy Efficiency/Greenhouse Gas Reduction (Large Company) category (November 11, 2019).
Power generation
We produce electricity at six cogeneration facilities and seven hydroelectric dams. The output is consumed internally or sold under contract to third parties. This allows us to reduce our costs by generating energy internally at a lower cost compared to open market purchases, and by producing revenue from external sales.
This table provides a breakdown of the output capacity (based on installed capacity and operating expectations in 2020) available for internal consumption at our existing production facilities:

		Energy
INTERNAL CONSUMPTION	Type	Capacity (MW)	Consumption (MWh/Year)
Calhoun (Tennessee)	Cogeneration	64	330,000
Coosa Pines (Alabama)	Cogeneration	25	154,000
Hydro Saguenay (Quebec) (7 dams)	Hydroelectric	170	1,117,000
Thunder Bay (Ontario)	Cogeneration	25	197,000
We estimate that the approximate annualized cost savings to our operations attributable to internal consumption from our cogeneration assets and hydroelectric facilities is between $35 million and $40 million.
The table below shows the facilities where we currently produce electricity to sell externally as green power produced from renewable sources at favorable rates, almost all of which we buy back at lower rates for use in our operations:

		Energy
EXTERNAL SALES	Type	Capacity (MW)	Annualized Sales (MWh/Year)
Dolbeau (Quebec)	Cogeneration	28	195,000
Gatineau (Quebec)	Cogeneration	15	108,000
Saint-Félicien (Quebec)	Cogeneration	43	287,000
Thunder Bay (Ontario)	Cogeneration	65	397,000
External sales generated from our cogeneration assets reduced cost of sales, excluding depreciation, amortization and distribution costs (or, “COS”), by $36 million, $37 million and $40 million for the years ended December 31, 2019, 2018 and 2017, respectively.

2019 Overview
ASU 2016-02 “Leases”
Effective January 1, 2019, we adopted Accounting Standards Update (or, “ASU”) 2016-02, “Leases,” issued by the Financial Accounting Standards Board, and the series of related accounting standard updates that followed, through a cumulative-effect adjustment as of that date. For more information, including the effect on our Consolidated Balance Sheet as of January 1, 2019, refer to Note 2, “Summary of Significant Accounting Policies – New accounting pronouncements adopted in 2019,” to our Consolidated Financial Statements.
Long-term debt
On January 3, 2019, we repurchased $225 million in aggregate principal amount of our 5.875% senior unsecured noted due 2023 (or, the “2023 Notes”). On May 14, 2019, we entered into an amendment to our senior secured asset-based revolving credit facility (or, “ABL Credit Facility”), providing for an extension of the maturity date to May 14, 2024, and representing a voluntary reduction of the aggregate lender commitment of $100 million. On October 28, 2019, we entered into an amended and restated senior secured credit facility for up to $360 million, replacing our existing $185 million senior secured credit facility. See below under “Liquidity and Capital Resources – Capital Resources” for more information.
Fibrek litigation
On September 26, 2019, the Quebec Superior Court in Canada rendered a decision fixing the fair value of the shares of the dissenting Fibrek shareholders at C$1.99 per share, or C$31 million in aggregate, plus interest and an additional indemnity, for a total currently estimated at C$44 million ($33 million) payable in cash. As previously reported, we accrued C$14 million ($10 million) for the payment of the dissenting shareholders’ claims. Following the court decision, we have accrued an additional C$30 million ($23 million), and as a result recorded $23 million in “Other (expense) income, net” in our Consolidated Statement of Operations for the year ended December 31, 2019. Of the total amount of C$44 million, C$19 million ($14 million) was payable immediately and paid on October 2, 2019, bringing the remaining balance to C$25 million ($19 million), which is recorded in “Other liabilities” in our Consolidated Balance Sheet as of December 31, 2019. We are appealing the decision, therefore the payment of any additional consideration and its timing will depend on the outcome of the appeal.
Share repurchase program
With our repurchase of 4.8 million shares at a cost of $24 million during the year ended December 31, 2019, we completed our $150 million share repurchase program.
Indefinite idling of Augusta mill
In November 2019, we announced the indefinite idling of the Augusta (Georgia) mill, with newsprint capacity of 214,000 metric tons, as a result of the decline in North American newsprint consumption. We took 158,000 metric tons of temporary downtime in newsprint in 2019; the decision allows us to focus production on fewer, more competitive mills and to eliminate fixed costs associated with surplus capacity. As a result of the indefinite idling of the Augusta mill, we recorded accelerated depreciation of $8 million and severance and other costs of $10 million (recorded in “Closure costs, impairment and other related charges” in our Consolidated Statement of Operations for the year ended December 31, 2019), as well as inventory write-downs of $13 million (recorded in “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statement of Operations for the year ended December 31, 2019).
Business acquisition
On February 1, 2020 (or, the “Closing Date”), we acquired from Conifex Timber Inc. all of the equity securities and membership interests in certain of its subsidiaries, the business of which consists mainly in the operation of three sawmills and related assets in Cross City (Florida) and in Glenwood and El Dorado (Arkansas) (or, the “U.S. Sawmill Business”). The fair value of the consideration, paid in cash at the Closing Date, for the U.S. Sawmill Business acquired was $175 million, subject to post-closing working capital adjustments. We financed the acquisition by borrowing $175 million under our revolving credit facilities. For more information, see Note 21, “Subsequent Event,” to our Consolidated Financial Statements.

2019 vs. 2018
Our operating income was $17 million during the year, compared to $379 million in 2018. Excluding special items, we generated operating income of $46 million in 2019, compared to $362 million in 2018. Special items are described below.
Our net loss in 2019 was $47 million, or $0.51 per share, compared to net income of $235 million, or $2.52 per diluted share, in 2018. Our net loss for 2019, excluding special items, was $46 million, or $0.50 per share, compared to net income of $183 million, or $1.96 per diluted share, in 2018.

Year Ended December 31, 2019	Operating Income	Net Loss	EPS
(In millions, except per share amounts)
GAAP, as reported	$17	$(47)	$(0.51)
Adjustments for special items:
Closure costs, impairment and other related charges	18	18	0.19
Inventory write-downs related to closures	13	13	0.14
Net gain on disposition of assets	(2)	(2)	(0.02)
Non-operating pension and other postretirement benefit credits	—	(47)	(0.51)
Other expense, net	—	22	0.24
Income tax effect of special items	—	(3)	(0.03)
Adjusted for special items (1)	$46	$(46)	$(0.50)

Year Ended December 31, 2018	Operating Income	Net Income	EPS
(In millions, except per share amounts)
GAAP, as reported	$379	$235	$2.52
Adjustments for special items:
Closure costs, impairment and other related charges	121	121	1.30
Inventory write-downs related to closures	(1)	(1)	(0.01)
Start-up costs	8	8	0.09
Net gain on disposition of assets	(145)	(145)	(1.55)
Non-operating pension and other postretirement benefit credits	—	(50)	(0.54)
Other income, net	—	(5)	(0.06)
Income tax effect of special items	—	20	0.21
Adjusted for special items (1)	$362	$183	$1.96

(1)
Operating income (loss), net income (loss) and net income (loss) per share (or, “EPS”), in each case as adjusted for special items, are not financial measures recognized under U.S. generally accepted accounting principles (or, “GAAP”). We calculate operating income (loss), as adjusted for special items, as operating income (loss) from our Consolidated Statements of Operations, adjusted for items such as closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, and gains and losses on disposition of assets that are excluded from our segment’s performance from GAAP operating income (loss). We calculate net income (loss), as adjusted for special items, as net income (loss) from our Consolidated Statements of Operations, adjusted for the same special items applied to operating income (loss), in addition to non-operating pension and other postretirement benefit (or, “OPEB”) costs and credits, other income and expense, net, and the income tax effect of the special items. EPS, as adjusted for special items, is calculated as net income (loss), as adjusted for special items, per diluted share. We believe that using these non-GAAP measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to compare our operations and financial performance from period to period. Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

Fourth Quarter Overview
Three months ended December 31, 2019 vs. December 31, 2018
Our operating loss was $69 million in the quarter, compared to operating income of $75 million in the year-ago period. Excluding special items, we incurred an operating loss of $39 million in the quarter, compared to operating income of $54 million in the year-ago period. Special items are described below.
Our net loss in the quarter was $71 million, or $0.79 per share, compared to net income of $36 million, or $0.38 per diluted share, in the year-ago period. Our net loss in the quarter, excluding special items, was $53 million, or $0.59 per share, compared to net income of $4 million, or $0.04 per diluted share, in the year-ago period.

Three Months Ended December 31, 2019	Operating Loss	Net Loss	EPS
(In millions, except per share amounts)
GAAP, as reported	$(69)	$(71)	$(0.79)
Adjustments for special items:
Closure costs, impairment and other related charges	18	18	0.20
Inventory write-downs related to closures	13	13	0.14
Net gain on disposition of assets	(1)	(1)	(0.01)
Non-operating pension and other postretirement benefit credits	—	(11)	(0.12)
Income tax effect of special items	—	(1)	(0.01)
Adjusted for special items (1)	$(39)	$(53)	$(0.59)

Three Months Ended December 31, 2018	Operating Income	Net Income	EPS
(In millions, except per share amounts)
GAAP, as reported	$75	$36	$0.38
Adjustments for special items:
Closure costs, impairment and other related charges	120	120	1.27
Net gain on disposition of assets	(141)	(141)	(1.49)
Non-operating pension and other postretirement benefit credits	—	(12)	(0.13)
Other income, net	—	(1)	(0.01)
Income tax effect of special items	—	2	0.02
Adjusted for special items (1)	$54	$4	$0.04

(1)
Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Overview – 2019 Overview” above.

RESULTS OF OPERATIONS
Consolidated Results
Selected annual financial information

	Years Ended December 31,
(In millions, except per share amounts)	2019	2018	2017
Sales	$2,923	$3,756	$3,513
Operating income (loss) per segment:
Market pulp	$39	$172	$79
Tissue	(16)	(30)	(6)
Wood products	(6)	169	186
Newsprint	49	74	(23)
Specialty papers	33	40	(9)
Segment total	99	425	227
Corporate and other	(82)	(46)	(185)
Operating income	$17	$379	$42
Net (loss) income attributable to Resolute Forest Products Inc.	$(47)	$235	$(84)
Net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.51)	$2.57	$(0.93)
Diluted	$(0.51)	$2.52	$(0.93)
Adjusted EBITDA (1)	$213	$574	$364

	As of December 31,
(In millions)	2019	2018
Cash and cash equivalents	$3	$304
Total assets	$3,626	$3,935

(1)
Earnings before interest expense, income taxes, and depreciation and amortization (or, “EBITDA”) and adjusted EBITDA are not financial measures recognized under GAAP. EBITDA is calculated as net income (loss) including noncontrolling interests from the Consolidated Statements of Operations, adjusted for interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA means EBITDA, excluding special items, such as closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, non-operating pension and OPEB costs and credits, and other income and expense, net. We believe that using non-GAAP measures such as EBITDA and adjusted EBITDA is useful because they are consistent with the indicators management uses internally to measure the Company’s performance and it allows the reader to compare our operations and financial performance from period to period. EBITDA and adjusted EBITDA are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

	Years Ended December 31,
(In millions)	2019	2018	2017
Net (loss) income including noncontrolling interests	$(47)	$235	$(78)
Interest expense	31	47	49
Income tax provision	58	152	84
Depreciation and amortization	167	212	204
EBITDA	209	646	259
Closure costs, impairment and other related charges	18	121	82
Inventory write-downs related to closures	13	(1)	24
Start-up costs	—	8	27
Net gain on disposition of assets	(2)	(145)	(15)
Non-operating pension and other postretirement benefit credits	(47)	(50)	(7)
Other expense (income), net	22	(5)	(6)
Adjusted EBITDA	$213	$574	$364
The operating results of our Calhoun tissue operations, previously recorded under “corporate and other,” have been recorded in our tissue segment since April 1, 2018.
2019 vs. 2018
Operating income variance analysis
Sales
Sales were $833 million, or 22%, lower in 2019, to $2,923 million. After removing the sales related to the divestitures of the Catawba and Fairmont facilities in the fourth quarter of 2018, sales declined by $362 million. Lower volume reduced sales by $134 million, reflecting lower shipments in newsprint, wood products, and specialty papers, while pricing had an unfavorable impact of $240 million, mainly as a result of a drop in the average transaction price for wood products and market pulp, down by 20% and 9%, respectively. The inclusion of our Calhoun tissue operations’ results in our tissue segment for the full year in 2019 increased sales by $16 million.

Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $351 million in 2019. After removing the COS related to divestitures, the Canadian dollar fluctuation, as well as the effects of lower volume and of the inclusion of Calhoun’s tissue operations for the full year in 2019, COS increased by $135 million, largely reflecting:

•	higher wood fiber costs ($66 million), mainly due to wood shortages, as well as higher transportation costs;

•	unfavorable maintenance costs ($32 million), largely associated with scheduled outages;

•	write-downs of mill stores and other supplies inventory associated with the indefinite idling of the Augusta mill ($13 million);

•	higher labor expense ($11 million);

•	higher chemical costs ($10 million), mainly due to unfavorable usage; and

•	lower contribution from our hydroelectric facilities ($8 million), largely due to scheduled maintenance;
partially offset by:

•	start-up costs incurred in 2018 ($7 million) for the Calhoun tissue manufacturing and converting facility; and

•	favorable recycled fiber prices ($6 million).
Distribution costs
After removing the distribution costs related to divestitures, the Canadian dollar fluctuation, as well as the effects of lower volume and of the inclusion of Calhoun’s tissue operations for the full year in 2019, distribution costs decreased by $11 million, reflecting improved freight rates, the new tissue distribution center in Calhoun in the first quarter of 2019, and transportation optimization, mainly in specialty papers.
Depreciation and amortization
Depreciation and amortization was $45 million lower in 2019, mainly reflecting certain newsprint assets that were fully depreciated at the end of the fourth quarter of 2018, the divestitures of the Catawba and Fairmont facilities, and the increase of the useful lives of certain of our newsprint machinery and equipment in the first quarter of 2019.
Selling, general & administrative expenses
Selling, general and administrative (or, “SG&A”) expenses improved by $29 million in 2019, mainly due to lower incentive plan expense, which is based on company performance, and lower stock-based compensation expense.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “Corporate and Other” below.
Net gain on disposition of assets
See the corresponding variance analysis under “Corporate and Other” below.
Net (loss) income variance analysis
Interest expense
Interest expense was $16 million lower in 2019, as we repurchased $225 million in aggregate principal amount of our 2023 Notes on January 3, 2019, and we fully repaid borrowings of $144 million under our revolving credit facilities in 2018.
Other (expense) income, net
We recorded other expense, net of $22 million in 2019, compared to other income, net of $5 million in the prior year. The difference mostly reflects the $23 million provision related to the Fibrek litigation recorded in 2019.

Income taxes
We recorded an income tax provision of $58 million in 2019, on income before income taxes of $11 million, compared to an expected income tax provision of $2 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: an increase to our valuation allowance related to our U.S. operations ($43 million) where we recognize a valuation allowance against virtually all of our net deferred income tax assets; foreign tax rate differences ($11 million); and U.S. tax on non-U.S. earnings ($7 million); partly offset by state income taxes ($7 million).
We recorded an income tax provision of $152 million in 2018, on income before income taxes of $387 million, compared to an expected income tax provision of $81 million based on the U.S. federal statutory income tax rate of 21%. The difference reflected mostly: U.S. tax on non-U.S. earnings ($65 million); foreign exchange items ($29 million); foreign tax rate differences ($24 million); and the effect of a nondeductible goodwill impairment charge ($13 million); partly offset by a decrease to our valuation allowance primarily related to our U.S. operations ($59 million).
Q4 of 2019 vs. Q4 of 2018
Operating (loss) income variance analysis
Sales
Sales decreased by $264 million, or 28%, compared to the fourth quarter of 2018, to $668 million. After removing the sales related to the divestitures of the Catawba and Fairmont facilities, sales volume was $43 million lower, mainly due to lower shipments of newsprint and wood products, partially offset by higher volumes of market pulp. Pricing also contributed to a $98 million decrease in sales, reflecting lower average transaction prices for market pulp, newsprint, and specialty papers, down by 26%, 14%, and 7%, respectively.
Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $118 million in the quarter. After removing the COS related to divestitures, the effect of lower volume, and the Canadian dollar fluctuation, COS increased by $4 million, mainly reflecting:

•	higher wood fiber costs ($15 million), mostly due to wood shortages, as well as higher transportation costs; and

•	write-downs of mill stores and other supplies inventory associated with the indefinite idling of the Augusta mill ($13 million);
partly offset by:

•	a decrease in recycled fiber prices ($9 million);

•	favorable maintenance costs ($7 million), mainly attributable to the indefinite idling of the Augusta mill, as well as the timing of scheduled outages;

•	lower labor costs ($6 million), mainly attributable to the indefinite idling of the Augusta mill; and

•	favorable power prices ($3 million).
Distribution costs
After removing the distribution costs related to divestitures and the effect of lower volume, distribution costs improved by $5 million, reflecting transportation optimization, mainly in specialty papers, and the new tissue distribution center in Calhoun in the first quarter of 2019.
Depreciation and amortization
Depreciation and amortization was $8 million lower in the quarter, mainly reflecting certain newsprint assets that were fully depreciated at the end of the fourth quarter of 2018.
Selling, general & administrative expenses
SG&A expenses improved by $7 million in the quarter, mainly due to lower stock-based compensation expense and lower incentive plan expense, which is based on company performance.
Closure costs, impairment and other related charges
In the fourth quarter of 2019, we recorded closure costs, impairment and other related charges of $18 million, related to the indefinite idling of our paper mill at Augusta, including severance and other costs of $10 million and accelerated depreciation charges of $8 million. This compares to impairment charges of $120 million recorded in the year-ago period, related to the assets from the 2015 acquisition of Atlas, including a goodwill impairment charge of $81 million, fixed assets impairment charges of $29 million, and intangible assets impairment charges of $10 million.
Net gain on disposition of assets
We recorded a net gain on disposition of assets of $1 million in the fourth quarter of 2019, compared to $141 million in the year-ago period, which included: the sale of the paper and pulp mill at Catawba for total cash consideration of $280 million, resulting in a net gain of $101 million; and the sale of the recycled bleached kraft (or, “RBK”) pulp mill at Fairmont for total cash consideration of $62 million, resulting in a net gain of $40 million.
Net (loss) income variance analysis
Interest expense
Interest expense was $4 million lower in the quarter, as we repurchased $225 million in aggregate principal amount of our 2023 Notes on January 3, 2019.
Income taxes
We recorded an income tax provision of $6 million in the fourth quarter of 2019, on a loss before income taxes of $65 million, compared to an expected income tax benefit of $14 million based on the U.S. federal statutory income tax rate of 21%. The difference reflects mostly an increase to our valuation allowance related to our U.S. operations ($25 million), partly offset by U.S. tax on non-U.S. earnings ($4 million).
We recorded an income tax provision of $41 million in the fourth quarter of 2018, on income before income taxes of $77 million, compared to an expected income tax provision of $16 million based on the U.S. federal statutory income tax rate of 21%. The difference reflected mainly: foreign exchange items ($17 million); the effect of a nondeductible goodwill impairment charge ($13 million); U.S. tax on non-U.S. earnings ($12 million); and foreign tax rate differences ($5 million); partly offset by a decrease to our valuation allowance primarily related to our U.S. operations ($19 million).
2018 vs. 2017
For a variance analysis of our 2018 vs. 2017 results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Consolidated Results – 2018 vs. 2017,” of our annual report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019 (or, the “2018 Annual Report”).

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
We allocate depreciation and amortization expense to our segments, although the related fixed assets and amortizable intangible assets are not allocated to segment assets. Additionally, all SG&A expenses are allocated to our segments, with the exception of certain discretionary charges and credits, which we present under “corporate and other.”

MARKET PULP
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2019	2018	2017
Sales	$797	$1,085	$911
Operating income (1)	$39	$172	$79
EBITDA (2)	$62	$199	$110
(In thousands of metric tons)
Shipments	1,156	1,424	1,425
Downtime	56	93	84

	December 31,
(In thousands of metric tons)	2019	2018	2017
Finished goods inventory	68	80	89

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected annual financial information” above.

	Years Ended December 31,
(In millions)	2019	2018	2017
Net income including noncontrolling interests	$39	$172	$79
Depreciation and amortization	23	27	31
EBITDA	$62	$199	$110
Industry trends
World demand for chemical pulp grew by 4.8% in 2019, reflecting an increase of 16.2% in China, partly offset by a decrease of 7.0% in Western Europe, while North America was essentially unchanged. World capacity grew by 1.1% over the same period.

World demand for softwood pulp increased by 5.8% in 2019, with shipments to China and North America up by 18.4% and 3.1%, respectively, while Western Europe was down by 6.3%. The operating rate was 92%.
In the same period, demand for hardwood pulp rose by 4.5%, with shipments to China up by 15.5%, while Western Europe and North America were down by 7.5% and 3.1%, respectively. The operating rate was 90%.
2019 vs. 2018
Operating income variance analysis

MARKET PULP
(In millions)
OPERATING INCOME VARIANCE
2019 vs. 2018
172
(241)
39
(86)
178
(20)
(45)
7
19
4
4
8
39
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2018 OPERATING INCOME
Divestitures
Volume
Pricing
FX
Divestitures
Volume
Manufacturing costs
FX
Divestitures
Volume and other items
Depreciation and amortization
SG&A
2019 OPERATING INCOME

Sales
Sales were $288 million lower, or 27%, to $797 million in 2019, primarily due to lower production capacity resulting from the divestitures of the Catawba and Fairmont facilities in the fourth quarter of 2018. After removing the sales related to these divestitures, sales volume was $39 million higher as a result of better production levels compared to the prior year. Pricing also reduced sales by $86 million. The average transaction price declined by $72 per metric ton, as price increases realized across all grades in 2018 eroded with weaker global pulp markets.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effect of higher volume, the COS related to divestitures, and the Canadian dollar fluctuation, manufacturing costs increased by $45 million, reflecting:

•	higher wood fiber costs ($30 million), mostly due to wood shortages;

•	unfavorable maintenance costs ($22 million), largely associated with scheduled outages; and

•	higher chemical costs ($6 million), mainly due to unfavorable usage;
partly offset by:

•	a decrease in recycled fiber prices ($6 million);

•	favorable steam usage ($4 million); and

•	lower power prices ($4 million).

Depreciation and amortization
Depreciation and amortization was $4 million lower in 2019, mainly due to the divestitures of the Catawba and Fairmont facilities.
Selling, general & administrative expenses
SG&A expenses improved by $8 million in the year, mainly due to lower allocated expenses as a result of capacity reductions, and lower incentive plan expense, which is based on company performance.
2018 vs. 2017
For a variance analysis of our 2018 vs. 2017 results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Segment Earnings – Market Pulp – 2018 vs. 2017,” of our 2018 Annual Report.

TISSUE
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2019	2018	2017
Sales	$165	$130	$81
Operating loss (1)	$(16)	$(30)	$(6)
EBITDA (2)	$2	$(15)	$(1)
(In thousands of short tons)
Shipments (3)	97	84	53
Downtime	2	2	1

	December 31,
(In thousands of short tons)	2019	2018	2017
Finished goods inventory (3)	8	5	11

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected annual financial information” above.

(3)	Tissue converted products, which are measured in cases, are converted to short tons.

	Years Ended December 31,
(In millions)	2019	2018	2017
Net loss including noncontrolling interests	$(16)	$(30)	$(6)
Depreciation and amortization	18	15	5
EBITDA	$2	$(15)	$(1)
Industry trends
Total U.S. tissue consumption grew by 2.5% in 2019. Converted product shipments increased by 2.3%, including an improvement of 3.5% in away-from-home shipments, and 1.8% in at-home shipments. U.S. parent roll production increased by 2.9% in 2019, contributing to a 93% average industry production-to-capacity ratio, unchanged from 2018.

2019 vs. 2018
Operating loss variance analysis

TISSUE
(In millions)

OPERATING LOSS VARIANCE
2019 vs. 2018

(30)
10
9
16
(3)
(5)
2
(15)
4
(2)
(3)
1
(16)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2018 OPERATING LOSS
Volume
Pricing
Calhoun Tissue
Divestiture
Volume
Manufacturing costs
Calhoun Tissue
Volume
Other items
Calhoun Tissue
Depreciation and amortization
SG&A
2019 OPERATING LOSS

The operating results of our Calhoun tissue operations have been recorded in our tissue segment since April 1, 2018. The operating loss of $12 million incurred in the first quarter of 2018 for our Calhoun tissue manufacturing and converting facility was recorded under “corporate and other.”
Sales
Sales were $35 million greater, or 27%, to $165 million in 2019. Shipments rose by 13,000 short tons, primarily due to the inclusion of Calhoun’s results in our tissue segment starting on April 1, 2018, and sales volume growth. The average transaction price was $160 per short ton higher, mainly due to favorable product and customer mix, and the realization of previously announced away-from-home products price increases.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effects of higher volume and of the inclusion of Calhoun’s operations for the full year in 2019, and the impact of higher COS following the divestiture of the Fairmont mill, our manufacturing costs improved by $2 million compared to 2018, mainly due to lower maintenance costs.
Distribution costs
After removing the effect of the inclusion of Calhoun’s operations for the full year in 2019, distribution costs improved by $4 million, mainly as a result of the new tissue distribution center in Calhoun in the first quarter of 2019.
Depreciation and amortization
Depreciation and amortization was $3 million higher in 2019, reflecting the effect of the inclusion of Calhoun’s results in our tissue segment for the full year in 2019, partly offset by the reduced carrying value of our Florida assets after the impairment charge taken in the fourth quarter of 2018.

2018 vs. 2017
For a variance analysis of our 2018 vs. 2017 results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Segment Earnings – Tissue – 2018 vs. 2017,” of our 2018 Annual Report.

WOOD PRODUCTS
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2019	2018	2017
Sales	$616	$823	$797
Operating (loss) income (1)	$(6)	$169	$186
EBITDA (2)	$28	$201	$219
(In million board feet)
Shipments (3)	1,731	1,846	2,011
Downtime (3)	242	147	130

	December 31,
(In million board feet)	2019	2018	2017
Finished goods inventory (3)	133	157	124

(1)	Net (loss) income including noncontrolling interests is equal to operating (loss) income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected annual financial information” above.

(3)	Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Years Ended December 31,
(In millions)	2019	2018	2017
Net (loss) income including noncontrolling interests	$(6)	$169	$186
Depreciation and amortization	34	32	33
EBITDA	$28	$201	$219
Industry trends
2019 U.S. housing starts were 1.3 million, up by 3.2% compared to 2018, which reflects a 7.3% increase in multi-family starts, and a 1.4% increase in single-family starts. The 2x4 – Random Length (or, “RL”) #1-2 Kiln Dried Great Lakes (or, “KD GL”) price dropped by 22.0% in 2019, and the 2x4x8 Stud KD GL price was down by 20.2%.

2019 vs. 2018
Operating (loss) income variance analysis

WOOD PRODUCTS
(In millions)

OPERATING (LOSS) INCOME VARIANCE
2019 vs. 2018

169
(47)
(160)
32
(23)
18
5
(2)
(2)
4
(6)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2018 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
2019 OPERATING LOSS

Sales
Sales were $207 million lower, or 25%, to $616 million in 2019, reflecting a $90 per thousand board feet drop in the average transaction price, or 20%, and a reduction of 115 million board feet in shipments, in each case reflecting a sharp drop in market prices in the second half of 2018, and a slow recovery through 2019. Lack of transportation availability also contributed to the decrease in shipments in the latter part of 2019. Despite lower shipments, finished goods inventory remained at a normal level of 133 million board feet, as we took 95 million board feet of additional downtime compared to 2018, for a total of 242 million board feet in 2019.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs increased by $23 million after adjusting for the effect of lower volume and the Canadian dollar fluctuation, mainly reflecting:

•	higher wood fiber costs ($13 million), including higher transportation costs;

•	an increase in labor costs ($6 million); and

•	unfavorable maintenance costs ($5 million).
Selling, general & administrative expenses
SG&A expenses improved by $4 million in the year, mainly due to lower incentive plan expense, which is based on company performance.
2018 vs. 2017
For a variance analysis of our 2018 vs. 2017 results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Segment Earnings – Wood Products – 2018 vs. 2017,” of our 2018 Annual Report.

NEWSPRINT
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2019	2018	2017
Sales	$773	$907	$842
Operating income (loss) (1)	$49	$74	$(23)
EBITDA (2)	$78	$140	$43
(In thousands of metric tons)
Shipments	1,315	1,507	1,638
Downtime	158	22	55

	December 31,
(In thousands of metric tons)	2019	2018	2017
Finished goods inventory	105	101	78

(1)	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected annual financial information” above.

	Years Ended December 31,
(In millions)	2019	2018	2017
Net income (loss) including noncontrolling interests	$49	$74	$(23)
Depreciation and amortization	29	66	66
EBITDA	$78	$140	$43
Industry trends
North American newsprint demand fell by 14.0% in 2019, compared to 2018. Demand from newspaper publishers fell by 16.7%, while demand from commercial printers also decreased, by 8.9%. Even with the slower pace of demand decline in the fourth quarter of 2019, the North American shipment-to-capacity ratio dropped to 84%.

Global demand for newsprint fell by 12.7% in 2019, with Asia down by 14.9%, and Western Europe down by 7.5%. Accordingly, the global operating rate decreased to 80%, down from 90% in 2018.
2019 vs. 2018
Operating income variance analysis

NEWSPRINT
(In millions)
OPERATING INCOME VARIANCE
2019 vs. 2018
74
(115)
(16)
(3)
63
(22)
11
18
2
37
49
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2018 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
2019 OPERATING INCOME

Sales
Newsprint sales fell by $134 million, or 15%, to $773 million in 2019. Shipments decreased by 192,000 metric tons, largely reflecting reduced production due to ongoing structural demand decline. The average transaction price was $14 per metric ton lower compared to 2018, as the realization of previously announced price increases in the first half of 2019 was more than offset by weaker market fundamentals, mostly in export markets, in the second half of 2019.
In November 2019, we announced the indefinite idling of the Augusta mill, as a result of the decline in North American newsprint consumption. We took 158,000 metric tons of temporary downtime in 2019, compared to 22,000 metric tons in 2018.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs increased by $22 million after adjusting for the effect of lower volume and the Canadian dollar fluctuation, reflecting:

•	an increase in wood fiber costs ($14 million), due to wood shortages;

•	higher power and steam costs ($6 million), mainly due to unfavorable steam usage; and

•	higher labor costs ($3 million).
Depreciation and amortization
Depreciation and amortization was $37 million lower in 2019, reflecting certain assets that were fully depreciated at the end of the fourth quarter of 2018, and the increase of the useful lives of certain of our machinery and equipment in the first quarter of 2019.

2018 vs. 2017
For a variance analysis of our 2018 vs. 2017 results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Segment Earnings – Newsprint – 2018 vs. 2017,” of our 2018 Annual Report.

SPECIALTY PAPERS
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2019	2018	2017
Sales	$572	$811	$882
Operating income (loss) (1)	$33	$40	$(9)
EBITDA (2)	$76	$87	$36
(In thousands of short tons)
Shipments	774	1,130	1,343
Downtime	50	21	33

	December 31,
(In thousands of short tons)	2019	2018	2017
Finished goods inventory	40	54	66

(1)	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected annual financial information” above.

	Years Ended December 31,
(In millions)	2019	2018	2017
Net income (loss) including noncontrolling interests	$33	$40	$(9)
Depreciation and amortization	43	47	45
EBITDA	$76	$87	$36
Industry trends
North American demand for uncoated mechanical papers contracted by 15.8% in 2019 compared to last year, reflecting a 20.6% drop in standard grades, and an 11.1% decrease in supercalendered (or, “SC”) grades. Compared to 2018, the shipment-to-capacity ratio for all uncoated mechanical papers decreased from 92% to 82%.

2019 vs. 2018
Operating income variance analysis

SPECIALTY PAPERS
(In millions)

OPERATING INCOME VARIANCE
2019 vs. 2018

40
(230)
(21)
13
(1)
204
9
(36)
7
27
3
8
4
6
33
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2018 OPERATING INCOME
Divestiture
Volume
Pricing
FX
Divestiture
Volume
Manufacturing costs
FX
Divestiture
Volume
Other items
Depreciation and amortization
SG&A
2019 OPERATING INCOME

Sales
Specialty paper sales decreased by $239 million, or 29%, to $572 million in 2019. The average transaction price increased by $21 per short ton, or 3%, compared to the prior year, as the realization of previously announced price increases was mostly offset by weaker market conditions. Shipments decreased by 356,000 short tons, mainly due to the Catawba mill divestiture.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of lower volume, the COS related to the Catawba mill divestiture, and the Canadian dollar fluctuation, manufacturing costs increased by $36 million, mainly due to:

•	higher maintenance costs ($10 million), in part due to planned outages;

•	higher wood fiber costs ($10 million), mostly due to wood shortages;

•	lower contribution from our hydroelectric facilities ($8 million), largely due to scheduled maintenance;

•	unfavorable chemical costs ($4 million); and

•	an increase in labor costs ($3 million);
partly offset by lower power and steam costs ($2 million).
Distribution costs
After removing the distribution costs related to the Catawba mill, the effect of lower volume, and the Canadian dollar fluctuation, distribution costs decreased by $7 million, reflecting improved freight rates and transportation optimization.
Depreciation and amortization
Depreciation and amortization was $4 million lower in the current year, mainly due to the divestiture of the Catawba facility.

Selling, general & administrative expenses
SG&A expenses improved by $6 million in the year, mainly due to lower allocated expenses as a result of capacity reductions, and lower incentive plan expense, which is based on company performance.
2018 vs. 2017
For a variance analysis of our 2018 vs. 2017 results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Segment Earnings – Specialty Papers – 2018 vs. 2017,” of our 2018 Annual Report.
CORPORATE AND OTHER
Highlights

	Years Ended December 31,
(In millions)	2019	2018	2017
Cost of sales, excluding depreciation, amortization and distribution costs	$(23)	$(12)	$(53)
Depreciation and amortization	(20)	(25)	(24)
Selling, general and administrative expenses	(23)	(33)	(41)
Closure costs, impairment and other related charges	(18)	(121)	(82)
Net gain on disposition of assets	2	145	15
Operating loss	(82)	(46)	(185)
Interest expense	(31)	(47)	(49)
Non-operating pension and other postretirement benefit credits	47	50	7
Other (expense) income, net	(22)	5	6
Income tax provision	(58)	(152)	(84)
Net loss including noncontrolling interests	$(146)	$(190)	$(305)
The table below shows the reconciliation of net loss including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected annual financial information” above.

	Years Ended December 31,
(In millions)	2019	2018	2017
Net loss including noncontrolling interests	$(146)	$(190)	$(305)
Interest expense	31	47	49
Income tax provision	58	152	84
Depreciation and amortization	20	25	24
EBITDA	(37)	34	(148)
Closure costs, impairment and other related charges	18	121	82
Inventory write-downs related to closures	13	(1)	24
Start-up costs	—	8	27
Net gain on disposition of assets	(2)	(145)	(15)
Non-operating pension and other postretirement benefit credits	(47)	(50)	(7)
Other expense (income), net	22	(5)	(6)
Adjusted EBITDA	$(33)	$(38)	$(43)

2019 vs. 2018
Cost of sales, excluding depreciation, amortization and distribution costs
COS was $23 million in 2019, mainly reflecting:

•	write-downs of mill stores and other supplies inventory ($13 million) related to the indefinite idling of our paper mill at Augusta; and

•	asset preservation costs ($5 million), mainly related to our indefinitely idled Thorold (Ontario) paper mill and our permanently closed Fort Frances (Ontario) mill.
In 2018, we incurred COS of $12 million, which included:

•	start-up costs ($7 million) for the Calhoun tissue manufacturing and converting facility in the first quarter of 2018; and

•	asset preservation costs ($6 million), primarily related to our indefinitely idled Thorold paper mill and our permanently closed Fort Frances mill.
Depreciation and amortization
Depreciation and amortization was $5 million lower in 2019, mostly attributable to the inclusion of Calhoun’s results in our tissue segment since April 1, 2018.
Selling, general and administrative expenses
SG&A expenses decreased by $10 million in 2019, mainly due to lower stock-based compensation expense.
Closure costs, impairment and other related charges
In 2019, we recorded closure costs, impairment and other related charges of $18 million, related to the indefinite idling of our paper mill at Augusta, including: severance and other costs of $10 million; and accelerated depreciation charges of $8 million.
This compares to closure costs, impairment and other related charges of $121 million in 2018, mostly reflecting impairment charges of $120 million related to the assets from the 2015 acquisition of Atlas, including: a goodwill impairment charge of $81 million; fixed assets impairment charges of $29 million; and intangible assets impairment charges of $10 million.
Net gain on disposition of assets
In 2019, we recorded a net gain on disposition of assets of $2 million, compared to $145 million in 2018, which reflected: the sale of the paper and pulp mill at Catawba for total cash consideration of $280 million, resulting in a net gain of $101 million; and the sale of the RBK pulp mill at Fairmont for total cash consideration of $62 million, resulting in a net gain of $40 million.
2018 vs. 2017
For a variance analysis of our 2018 vs. 2017 results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Corporate and Other – 2018 vs. 2017,” of our 2018 Annual Report.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, cash flows provided by operations, and our credit facilities to fund our operations, make pension contributions, and finance our working capital, capital expenditures, and duty cash deposits. In addition, from time to time we may use available cash to reduce debt and to return capital to shareholders, including through share repurchases or special dividends. As of December 31, 2019, we had cash and cash equivalents of $3 million and availability of $580 million under our credit facilities.
Based on our current projections, we expect to have sufficient financial resources available to finance our business plan, make pension contributions, meet working capital and duty cash deposit requirements, and maintain an appropriate level of capital spending.

Based on market conditions, we may seek to repay or refinance our outstanding indebtedness, including under the 2023 Notes and credit facilities, as we continue to focus on reducing costs and enhancing our flexibility.
The 2023 Notes
The 2023 Notes, issued on May 8, 2013, are unsecured and are guaranteed by substantially all of our U.S. subsidiaries. The 2023 Notes bear interest at a rate of 5.875%; they were sold at an offering price of 99.062% of the $600 million aggregate principal amount and began paying interest semi-annually on November 15, 2013. On January 3, 2019, we repurchased $225 million in aggregate principal amount of the 2023 Notes, pursuant to a notes purchase agreement entered into on December 21, 2018, with certain noteholders, at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. As a result of the repurchase, we recorded a net loss on extinguishment of debt of $3 million in “Other (expense) income, net” in our Consolidated Statement of Operations for the year ended December 31, 2019.
For more information, see Note 12, “Long-Term Debt – Debt instruments – 2023 Notes,” to our Consolidated Financial Statements.
Senior Secured Credit Facility
On September 7, 2016, we entered into a senior secured credit facility for up to $185 million. This senior secured credit facility provided a term loan of $46 million with a maturity date of September 7, 2025, and a revolving credit facility of up to $139 million with a maturity date of September 7, 2022. On October 28, 2019, we entered into an amended and restated senior secured credit facility (or, the “Senior Secured Credit Facility”) for up to $360 million, replacing our existing $185 million senior secured credit facility. The Senior Secured Credit Facility provides a term loan facility of up to $180 million with a delayed draw period of up to three years, and the choice of maturities of six to ten years from the date of drawing (or, the “Term Loan Facility”), and a six-year revolving credit facility of up to $180 million with a maturity date of October 28, 2025 (or, the “Revolving Credit Facility”). There is also an uncommitted option to increase the Senior Secured Credit Facility by up to an additional $360 million, subject to certain terms and conditions. On October 28, 2019, we repaid our $46 million term loan by borrowing under the Revolving Credit Facility.
The obligations under the Senior Secured Credit Facility are guaranteed by certain material U.S. subsidiaries of the Company and are secured by a first priority mortgage on the real property of our Calhoun facility and a first priority security interest on the fixtures and equipment located therein.
As of December 31, 2019, we had $180 million of availability under the Term Loan Facility and $134 million of availability under the Revolving Credit Facility, net of $46 million of borrowings.
For more information, see Note 12, “Long-Term Debt – Debt instruments – Senior Secured Credit Facility,” to our Consolidated Financial Statements.
ABL Credit Facility
On May 14, 2019, we entered into an amendment to the five-year credit agreement dated May 22, 2015, for our ABL Credit Facility. The amended credit agreement provides for an extension of the maturity date to May 14, 2024, with an aggregate lender commitment of up to $500 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves.
The aggregate lender commitment under the facility includes a $60 million swingline sub-facility and a $200 million letter of credit sub-facility, and we may convert up to $50 million of the commitments under the facility to a first-in last-out facility, subject to the consent of each converting lender. The ABL Credit Facility also provides for an uncommitted ability to increase the revolving credit facility by up to $500 million, subject to certain terms and conditions set forth in the agreement.
The obligations under the credit agreement are guaranteed by certain material subsidiaries of the Company and are secured by first priority liens on and security interests in accounts receivable, inventory and related assets.
As of December 31, 2019, we had $266 million of availability under the ABL Credit Facility, net of $25 million of borrowings and $51 million of ordinary course letters of credit outstanding.
For more information, see Note 12, “Long-Term Debt – Debt instruments – ABL Credit Facility,” to our Consolidated Financial Statements.

Credit rating risk
Although our debt agreements do not include any provision that would require material changes in payment schedules or terminations as a result of a credit rating downgrade, we believe our access to capital markets at a reasonable cost is determined in part by credit quality. A credit rating downgrade could impact our ability to access capital markets at a reasonable cost.

December 31,
	2019	2018	2017
Standard & Poor’s
Senior unsecured debt	B+	B+	B+
Long-term corporate credit rating	BB-	BB-	BB-
Outlook	Stable	Stable	Negative
Moody’s Investors Service
Senior unsecured debt	B1	B1	B2
Corporate family rating	Ba3	Ba3	B1
Outlook	Stable	Stable	Stable
Liquidity rating	SGL-1	SGL-1	SGL-1
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
Flow of Funds
Summary of cash flows
A summary of cash flows for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Years Ended December 31,
(In millions)	2019	2018	2017
Net cash provided by operating activities	$85	$435	$158
Net cash (used in) provided by investing activities	(162)	146	(191)
Net cash (used in) provided by financing activities	(228)	(281)	3
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	2	(4)	6
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(303)	$296	$(24)
2019 vs. 2018
Net cash provided by operating activities
We generated $85 million of cash from operating activities in 2019, compared to $435 million last year. The decrease is almost all attributable to lower profitability, partially offset by lower major maintenance payments, interest payments, and pension contributions.
Net cash (used in) provided by investing activities
Investing activities used $162 million of cash in 2019, compared to cash provided of $146 million in the prior year. The difference reflects:

•	the disposition of the assets of the Catawba and Fairmont mills for total net proceeds of $333 million in the prior year; and

•	a higher net refund in 2018 of the cash deposits made on our U.S. imports of SC paper produced at our Canadian mills ($47 million);

offset in part by:

•	lower cash invested in fixed assets ($42 million), mainly due to payments made in the prior year for the strategic investment plan at Saint-Félicien and the tissue distribution center at Calhoun;

•	lower countervailing and anti-dumping duty cash deposits on our imports of softwood lumber products to the U.S. from our Canadian sawmills ($18 million); and

•	the full refund in 2019 of the $6 million in countervailing duty cash deposits that we made in 2018 on our U.S. imports of uncoated groundwood paper produced at our Canadian mills.
Net cash used in financing activities
Financing activities used $228 million of cash in 2019, compared to $281 million in 2018. The difference reflects:

•	borrowings of $71 million under our revolving credit facilities in the current year, compared to repayments of $144 million in the prior year; and

•	a special dividend of $1.50 per share, or $136 million, on our common stock in 2018;
partly offset by:

•	the repurchase of $225 million in aggregate principal amount of our 2023 Notes in the first quarter of 2019;

•	the repayment of our $46 million term loan, following an amended and restated senior secured credit agreement in the fourth quarter of 2019; and

•	the repurchase of $24 million of shares in the current year, as described below.
2018 vs. 2017
For a variance analysis of our 2018 vs. 2017 cash flows, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Flow of Funds – 2018 vs. 2017,” of our 2018 Annual Report.
2020 outlook
As further discussed above under “Overview – 2019 Overview – Business acquisition,” on February 1, 2020, we acquired the U.S. Sawmill Business from Conifex Timber Inc., for a cash consideration of $175 million, subject to post-closing working capital adjustments. We financed the acquisition by borrowing $175 million under our revolving credit facilities. For more information, see Note 21, “Subsequent Event,” to our Consolidated Financial Statements.
For 2020, we expect to invest $115 million in capital expenditures, net of funding under existing business development programs, including: $5 million for the recently acquired U.S. Sawmill Business; and investments for the cellulose filament plant in Kénogami, and for the improvement of productivity and yields at our sawmills.
Countervailing duty and anti-dumping investigations of softwood lumber
We became required to pay cash deposits for estimated countervailing duties and anti-dumping duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. As of December 31, 2019, the rates for these estimated countervailing duties and anti-dumping duties were 14.7% and 3.2%, respectively. Based on our current operating parameters, the cash deposits could be as high as $60 million per year.
For additional information, see Part I, Item 1A, “Risk Factors – Legal and Compliance Risk – We are subject to countervailing and anti-dumping duties on the vast majority of our U.S. imports of softwood lumber products produced at our Canadian sawmills, which could materially affect our operations and cash flows,” of this Form 10‑K, and Note 15, “Commitments and Contingencies – Legal matters – Countervailing duty and anti-dumping investigations of softwood lumber,” to our Consolidated Financial Statements.

Employee Benefit Plans
Pension and OPEB plans
In 2019, we contributed $81 million to our defined benefit pension plans and $18 million to our defined contribution pension plans, while recognizing a $3 million credit in aggregate, before special events. We also made payments of $12 million to OPEB plans, while recognizing an $11 million credit to the net periodic benefit credit, before special events.
For 2020, we expect to make approximately $95 million of contributions to our defined benefit pension plans, $17 million to our defined contribution pension plans, and $13 million to OPEB plans. We expect to expense approximately $17 million of defined contribution pension plan costs, with a defined benefit pension cost of $32 million and an $18 million credit for our defined benefit OPEB plans. Included in these amounts are an OPEB curtailment credit of $13 million and a pension special termination benefit cost of $3 million related to the indefinite idling of our Augusta mill.
The expected $14 million increase in defined benefit pension plan contributions in 2020 is mainly due to a $16 million increase to our U.S. pension plan, which is partially offset by lower contributions for past capacity reductions. The contribution increase in the U.S. pension plan is mainly due to reductions to U.S. funding interest rates.
We fund our pension and OPEB plans as required by applicable laws and regulations; we could, from time to time, make additional contributions.
Canadian pension funding
Quebec plans
The funding of our Quebec pension plans is subject to Quebec’s Supplemental Pension Plans Act (or, the “SPPA”), which is the pension plan funding regime generally applicable to pension plans in that province. Our contributions to our Quebec plans are determined on a going concern basis under the Quebec’s SPPA. Refer to Note 13, “Pension and Other Postretirement Benefit Plans,” to our Consolidated Financial Statements.
Ontario plans
The funding of our Ontario pension plans is subject to the Ontario Pension Benefits Act (or, the “PBA”), which is the pension plan funding regime generally applicable to pension plans in that province. Prior to December 31, 2018, the funding of our material Ontario pension plans was governed by regulations specific to us, adopted by the province of Ontario. Since January 1, 2019, all of our Ontario pension plans have been subject to the PBA, which provides for funding pension fund deficits on a going concern basis. Refer to Note 13, “Pension and Other Postretirement Benefit Plans,” to our Consolidated Financial Statements.
Funding deficit calculation
The assumptions used to calculate the pension funding deficit are materially different from the assumptions used to determine the net pension obligations for purposes of our Consolidated Financial Statements.
The funding deficit calculation of our Quebec pension plans is subject to Quebec’s SPPA, which provides for the funding of pension deficits on a going concern basis, or on a solvency basis if the solvency funded status of a multi-jurisdictional pension plan is below 75%. The funding deficit calculation of our Ontario pension plans is subject to Ontario’s PBA, which provides for the funding of pension fund deficits on a going concern basis, or on a solvency basis if the solvency funded status of a pension plan is below 85%. Under a going concern basis, the liabilities are calculated on the assumption that the plans will continue to operate indefinitely, and the liabilities are discounted using a rate determined by a model that develops an expected long-term return on assets, based on the asset mix of the plans as of the actuarial valuation date. The liabilities also include a provision for adverse deviation. Under a solvency basis, the liabilities are calculated on the assumption that the plans are terminated at the measurement date (each December 31), and the liabilities are discounted primarily using a specified annuity purchase rate, which is the spot interest rate on government securities in Canada plus a prescribed margin at the measurement date.
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
The weighted-average discount rate, funded ratio, and deficit of the pension plans for both accounting and funding purposes for the years ended December 31, 2019 and 2018, were as follows:

	Accounting		Funding
	December 31,		December 31,
(In millions, except percentages)	2019	2018	2019	(1)	2018	(2)
Discount rate	3.0%	3.8%	5.6%		5.7%
Funded ratio	74%	76%	88%		87%
Deficit	$(1,326)	$(1,122)	$(497)		$(550)

(1)	Determined on a going concern basis for Canadian plans, and on a 25-year average interest rate basis for U.S. plans, and assuming actuarial valuations performed for all plans on December 31, 2019.

(2)	Determined on a going concern basis for Canadian plans, and on a 25-year average interest rate basis for U.S. plans.
Additional undertakings
Our principal Canadian subsidiaries had entered into certain undertakings with the Government of Ontario and Quebec, which expired in 2015 and 2016, respectively. The expiration of those undertakings did not eliminate ongoing obligations we incurred under the terms of those undertakings prior to their expiration, including the undertaking requiring us to make an additional solvency deficit reduction contribution to our pension plans of C$75, payable over four years, for each metric ton of capacity reduced in Quebec or Ontario, in the event of downtime of more than six consecutive months or nine cumulative months over a period of 18 months. Accordingly, we made additional contributions for past capacity reductions of C$12 million and C$4 million in 2018 and 2019, respectively, and will also be required to make our final remaining contributions for past capacity reductions of approximately C$2 million in 2020.
Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or, the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to C$150 million ($115 million), would have to be funded if we do not obtain the relief sought. The hearing in this matter could occur in 2020.
Share Repurchase Program
With our repurchase of 4.8 million shares at a cost of $24 million during the year ended December 31, 2019, we completed our $150 million share repurchase program, which was launched in 2012. We did not repurchase any shares during 2018 and 2017.
On March 2, 2020, we announced the adoption of a new $100 million share repurchase program.
Dividends
We declared and paid a special dividend of $1.50 per share ($136 million) on our common stock in 2018. We did not declare or pay any dividends on our common stock during the years ended December 31, 2019 and 2017.

Contractual Obligations
As of December 31, 2019, the Company’s contractual obligations, including payments due by period, were as follows:

(In millions)	Total	2020	2021-2022	2023-2024	Thereafter
Long-term debt (1)	$545	$26	$51	$418	$50
Non-cancelable operating lease obligations (2)	84	11	19	14	40
Purchase obligations (2)	296	77	137	52	30
	$925	$114	$207	$484	$120

(1)
Long-term debt obligations primarily represent interest payments and the payment of the remaining principal balance at maturity of our 2023 Notes, assuming no prior redemptions. Interest on our credit facility borrowings is assumed to remain unchanged from the rates in effect as of December 31, 2019, assuming no additional borrowings or repayments until maturity. Information on our long-term debt can be found in “Note 12, “Long-Term Debt,” to our Consolidated Financial Statements.

(2)
Information on our operating leases and purchase obligations can be found in Note 10, “Operating Leases” and Note 15, “Commitments and Contingencies – Commitments,” to our Consolidated Financial Statements.

The above table excludes the future obligations under our pension and OPEB plans due to the uncertainty in the timing and amount of future payments. Information on our pension and OPEB plans can be found in “Note 13, “Pension and Other Postretirement Benefit Plans,” to our Consolidated Financial Statements.
RECENT ACCOUNTING GUIDANCE
New accounting pronouncements adopted in 2019
See Note 2, “Summary of Significant Accounting Policies – New accounting pronouncements adopted in 2019,” to our Consolidated Financial Statements for more information.
Accounting pronouncements not yet adopted as of December 31, 2019
See Note 2, “Summary of Significant Accounting Policies – Accounting pronouncements not yet adopted as of December 31, 2019,” to our Consolidated Financial Statements for more information.
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

Pension and OPEB obligations
Description of accounts impacted by the accounting estimates
We record pension and OPEB obligations, net of pension plan assets that may be considered material to our financial position. We also record net periodic benefit (credits) costs associated with these net obligations as our employees render service. As of December 31, 2019, we had pension and OPEB obligations aggregating $5,335 million and accumulated pension plan assets at fair value of $3,862 million. In 2019, we recorded a net periodic benefit credit of $32 million.
Judgments and uncertainties involved in the accounting estimates
The following inputs are used to determine our net obligations and our net periodic benefit (credit) cost each year and the determination of these inputs requires judgment:

•
discount rate – used to determine the net present value of our pension and OPEB obligations and to determine the interest cost component of our net periodic benefit (credit) cost. The discount rate for our domestic and foreign plans was determined with a model that develops a hypothetical high-quality bond portfolio, where the bonds are theoretically purchased to settle the expected benefit payments of the plans. The discount rate reflects the single rate that produces the same discounted values as the value of the theoretical high-quality bond portfolio;

•
return on assets – used to estimate the growth in the value of invested assets that are available to satisfy pension benefit obligations and to determine the expected return on plan assets component of our net periodic pension benefit (credit) cost. In determining the expected return on assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio;

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

Effect if actual results differ from assumptions
Variations in assumptions could have a significant effect on the net periodic benefit (credit) cost and pension and OPEB obligations reported in our Consolidated Financial Statements. For example, a 25 basis point change in any one of these assumptions would have increased (decreased) our net periodic benefit credit for our pension and OPEB plans and our pension and OPEB obligations as follows:

	2019 Net Periodic Benefit Credit		Pension and OPEB Obligations as of December 31, 2019
(In millions)	25 Basis Point Increase	25 Basis Point Decrease	25 Basis Point Increase	25 Basis Point Decrease
Assumption:
Discount rate	$1	$(1)	$(125)	$137
Return on assets	$9	$(9)	$—	$—
Rate of compensation increase	$—	$—	$3	$(3)
Health care cost trend rate	$—	$—	$1	$(1)
As of December 31, 2019, the most significant change in our assumptions affecting our pension and OPEB obligations was a decrease in the discount rate to 3.0% from 3.8% as of December 31, 2018, resulting in an actuarial loss of $382 million and a corresponding increase in our pension and OPEB obligations.

The net periodic benefit credit of our pension plans incorporates an expected return on plan assets and not the actual return on plan assets. The difference between the expected and actual return on plan assets resulted in an actuarial gain of $85 million in 2019.
These net actuarial losses of $302 million in 2019, before tax, were recorded in “accumulated other comprehensive loss” and will be amortized into our Consolidated Statements of Operations in future years, including approximately $85 million in 2020.
Deferred income tax assets
Description of accounts impacted by the accounting estimates
We have net deferred income tax assets of $915 million recorded in our Consolidated Balance Sheet as of December 31, 2019, almost all of which is related to our Canadian operations; a valuation allowance is recorded against virtually all of our U.S. net deferred income tax assets. Our net deferred income tax assets are primarily comprised of:
U.S.:

•
deferred income tax assets of $754 million, of which $537 million is for federal and state net operating loss carryforwards expiring between 2020 and 2039; $47 million for federal and state net operating loss carryforwards with no expiry; and $170 million for other temporary differences, mostly related to pension and OPEB plans;

•	deferred income tax liabilities of $37 million, mostly related to tax accelerated depreciation on fixed assets; and

•	a valuation allowance of $716 million against the net deferred income tax assets, which are not more likely than not to be realized in the future;
Canada:

•
deferred income tax assets of $985 million, comprised of $188 million related to undeducted research and development expenditures with no expiry; $75 million for tax credit carryforwards expiring between 2022 and 2039; $18 million for federal and provincial net operating loss carryforwards expiring between 2030 and 2038; as well as $704 million for other temporary differences, mostly related to fixed asset undepreciated capital costs with no expiry, as well as pension and OPEB plans;

•	deferred income tax liabilities of $35 million for various temporary differences; and

•	a valuation allowance of $36 million, virtually all of which is related to net capital loss carryforwards with no expiry.
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
Following the assessment of our ability to realize the deferred income tax assets of our U.S. operations, we concluded that existing negative evidence outweighed positive evidence. As a result, we recognized a valuation allowance against virtually all of our net U.S. deferred income tax assets. The cumulative loss of our U.S. operations limited our ability to consider other subjective positive evidence. A valuation allowance does not reduce our underlying tax attributes, nor hinders our ability to use them in the future. If, in the future, sufficient objective positive evidence becomes available such that, based on the weight of available evidence, it is determined to be more likely than not that some or all of the deferred income tax assets associated with our U.S. operations can be realized, the valuation allowance will be reduced as appropriate, with the related adjustment being recognized as a decrease to the income tax provision.
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

Tax benefits related to uncertain tax positions are recorded when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the relevant tax authority. The amount of tax benefit recognized may differ from the amount taken or expected to be taken on a tax return. These differences represent unrecognized tax benefits and are reviewed at each reporting period based on facts, circumstances and other available evidence. We have unrecognized tax benefits of $29 million as of December 31, 2019. As income tax legislation and regulations are complex and subject to interpretation, our tax positions could be challenged by tax authorities.
Effect if actual results differ from assumptions
Our forecasted future earnings represent important positive evidence in determining the recoverability of our deferred income tax assets. If actual future financial results are not consistent with the assumptions and judgments used, or if additional significant closure-related costs are recorded in future years, we may be required to reduce the carrying value of our net deferred income tax assets by recording additional valuation allowances, resulting in an income tax provision that could be material.
We do not expect a significant change to the amount of unrecognized tax benefits over the next 12 months. However, any adjustments arising from certain ongoing examinations by tax authorities could alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions, and these adjustments could differ from the amount accrued.
Long-lived assets
Description of accounts impacted by the accounting estimates
We have long-lived assets recorded in our Consolidated Balance Sheet of $1,568 million as of December 31, 2019. These long-lived assets include fixed assets, net, amortizable intangible assets, net, and operating lease right-of-use assets. In 2019, we recorded depreciation and amortization of $167 million and accelerated depreciation charges of $8 million associated with these long-lived assets. Depreciation and amortization and accelerated depreciation charges are based on accounting estimates.
The unit of accounting for impairment testing for long-lived assets is its group (see Note 2, “Summary of Significant Accounting Policies – Impairment of long-lived assets,” to our Consolidated Financial Statements). The unit of accounting for the depreciation and amortization of long-lived assets is at a lower level, either as a group of closely-related assets or at an individual asset level. The cost of a long-lived asset is amortized over its estimated remaining useful life, which is subject to change based on events and circumstances or management’s intention for the use of the asset.
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
Asset impairment loss calculations require us to apply judgment in estimating asset group fair values and future cash flows, including periods of operation, projections of product pricing, production levels, product costs, market supply and demand, foreign exchange rates, inflation, projected capital spending and, specifically for fixed assets acquired, assigned useful lives, functional obsolescence, asset condition and discount rates. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe would be consistent with the assumptions that a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. One key assumption, especially for our long-lived assets in Canada, is the foreign exchange rate, which was determined based on our budgeted exchange rates for 2020. The assessment of whether an asset group should be classified as held for sale requires us to apply judgment in estimating the probable timing of the sale, and in testing for impairment loss, judgment is required in estimating the net proceeds from the sale.
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
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The actual impact of these changes depends primarily on the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues, but we cannot predict the magnitude or direction of this effect for any period, and there can be no assurance of any future effects. In 2018 and 2019, the Canadian dollar fluctuated between a low of US$0.73 in December of 2018 and a high of US$0.82 in February of 2018. Based on operating projections for 2020, if the Canadian dollar strengthens by one cent against the U.S. dollar, we expect that it will decrease our annual operating income by approximately $19 million, and vice versa.
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
Product Price Risk
Historically, economic and market shifts, fluctuations in capacity, and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for our products. In general, our products, other than tissue, are commodities that are widely available from other producers; because these products have few distinguishing qualities from producer to producer, competition is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture, and consequently our sales and profitability, reflect fluctuations in end user demand. The demand for some of our products has weakened significantly over the past decade. For example, over the 10 years ended December 31, 2019, according to industry statistics, North American newsprint demand fell by 60%. This trend, which similarly affects our specialty papers, is expected to continue as a result of developments in non-print media, lower North American newspaper circulation, weaker paper-based advertising, grade substitution and conservation measures taken by publishers and retailers. Without change in capacity, the lower demand in relation to supply can cause downward pressure on price.
In the table below, we show the impact of a $25 change to the average transaction price per unit of our products, other than tissue, based on our operating configuration as of December 31, 2019. This presentation measures only the impact of pricing and items directly related to price, and assumes that every other factor is held constant.

PRODUCT		Projected change in annualized operating income ($ millions) based on $25 change in price per unit

Market pulp	$ / metric ton	32
Wood products	$ / thousand board feet	39
Newsprint	$ / metric ton	33
Specialty papers	$ / short ton	21

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions of U.S. dollars, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Sales	$2,923	$3,756	$3,513
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	2,198	2,549	2,588
Depreciation and amortization	167	212	204
Distribution costs	389	475	442
Selling, general and administrative expenses	136	165	170
Closure costs, impairment and other related charges	18	121	82
Net gain on disposition of assets	(2)	(145)	(15)
Operating income	17	379	42
Interest expense	(31)	(47)	(49)
Non-operating pension and other postretirement benefit credits	47	50	7
Other (expense) income, net	(22)	5	6
Income before income taxes	11	387	6
Income tax provision	(58)	(152)	(84)
Net (loss) income including noncontrolling interests	(47)	235	(78)
Net income attributable to noncontrolling interests	—	—	(6)
Net (loss) income attributable to Resolute Forest Products Inc.	$(47)	$235	$(84)
Net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.51)	$2.57	$(0.93)
Diluted	$(0.51)	$2.52	$(0.93)
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	91.4	91.3	90.5
Diluted	91.4	93.3	90.5
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions of U.S. dollars)

	Years Ended December 31,
	2019	2018	2017
Net (loss) income including noncontrolling interests	$(47)	$235	$(78)
Other comprehensive loss:
Unamortized prior service credits
Change in unamortized prior service credits	(12)	(25)	(15)
Income tax benefit	—	1	—
Change in unamortized prior service credits, net of tax	(12)	(24)	(15)
Unamortized actuarial losses
Change in unamortized actuarial losses	(273)	(194)	(10)
Income tax benefit	55	51	3
Change in unamortized actuarial losses, net of tax	(218)	(143)	(7)
Foreign currency translation	1	(1)	(3)
Other comprehensive loss, net of tax	(229)	(168)	(25)
Comprehensive (loss) income including noncontrolling interests	(276)	67	(103)
Comprehensive income attributable to noncontrolling interests	—	—	(6)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(276)	$67	$(109)
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(In millions of U.S. dollars, except per share amount)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$3	$304
Accounts receivable, net:
Trade	273	347
Other	76	102
Inventories, net	522	508
Other current assets	33	43
Total current assets	907	1,304
Fixed assets, net	1,459	1,515
Amortizable intangible assets, net	48	50
Deferred income tax assets	915	876
Operating lease right-of-use assets	61	—
Other assets	236	190
Total assets	$3,626	$3,935
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$342	$427
Current portion of long-term debt	1	223
Current portion of operating lease liabilities	8	—
Total current liabilities	351	650
Long-term debt, net of current portion	448	422
Pension and other postretirement benefit obligations	1,460	1,257
Operating lease liabilities, net of current portion	57	—
Other liabilities	75	71
Total liabilities	2,391	2,400
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 119.5 shares issued and 86.7 shares outstanding as of December 31, 2019; 118.8 shares issued and 90.8 shares outstanding as of December 31, 2018	—	—
Additional paid-in capital	3,802	3,802
Deficit	(1,245)	(1,198)
Accumulated other comprehensive loss	(1,179)	(950)
Treasury stock at cost, 32.8 shares and 28.0 shares as of December 31, 2019 and 2018, respectively	(144)	(120)
Total Resolute Forest Products Inc. shareholders’ equity	1,234	1,534
Noncontrolling interest	1	1
Total equity	1,235	1,535
Total liabilities and equity	$3,626	$3,935
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions of U.S. dollars)

	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2016	$—	$3,775	$(1,207)	$(755)	$(120)	$18	$1,711
Share-based compensation, net of withholding taxes	—	10	—	—	—	—	10
Net (loss) income	—	—	(84)	—	—	6	(78)
Acquisition of noncontrolling interest (Note 1)	—	8	—	—	—	(23)	(15)
Cumulative-effect adjustment upon deferred tax charge elimination (Note 14)	—	—	(3)	—	—	—	(3)
Stock unit awards vested (0.4 shares), net of shares forfeited for employee withholding taxes (Note 17)	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(25)	—	—	(25)
Balance as of December 31, 2017	—	3,793	(1,294)	(780)	(120)	1	1,600
Share-based compensation, net of withholding taxes	—	6	—	—	—	—	6
Net income	—	—	235	—	—	—	235
Special dividend	—	3	(141)	—	—	—	(138)
Reclassification of stranded income tax (Note 14)	—	—	2	(2)	—	—	—
Stock unit awards vested (0.6 shares), net of shares forfeited for employee withholding taxes (Note 17)	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(168)	—	—	(168)
Balance as of December 31, 2018	—	3,802	(1,198)	(950)	(120)	1	1,535
Net loss	—	—	(47)	—	—	—	(47)
Purchases of treasury stock (4.8 shares) (Note 16)	—	—	—	—	(24)	—	(24)
Stock unit awards vested (0.7 shares), net of shares forfeited for employee withholding taxes (Note 17)	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(229)	—	—	(229)
Balance as of December 31, 2019	$—	$3,802	$(1,245)	$(1,179)	$(144)	$1	$1,235
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of U.S. dollars)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net (loss) income including noncontrolling interests	$(47)	$235	$(78)
Adjustments to reconcile net (loss) income including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	4	12	15
Depreciation and amortization	167	212	204
Closure costs, impairment and other related charges	8	120	66
Inventory write-downs related to closures	13	(1)	24
Deferred income taxes	58	164	80
Net pension contributions and other postretirement benefit payments	(125)	(144)	(109)
Net gain on disposition of assets	(2)	(145)	(15)
(Gain) loss on translation of foreign currency denominated deferred income taxes	(42)	75	(71)
Loss (gain) on translation of foreign currency denominated pension and other postretirement benefit obligations	43	(63)	58
Net planned major maintenance amortization (payments)	13	(20)	3
Changes in working capital:
Accounts receivable	88	(19)	(37)
Inventories	(27)	(46)	23
Other current assets	—	1	1
Accounts payable and accrued liabilities	(82)	38	(17)
Other, net	16	16	11
Net cash provided by operating activities	85	435	158
Cash flows from investing activities:
Cash invested in fixed assets	(113)	(155)	(164)
Disposition of assets	3	336	21
Decrease (increase) in countervailing duty cash deposits on supercalendered paper, net	1	48	(22)
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	(59)	(77)	(26)
Decrease (increase) in countervailing duty cash deposits on uncoated groundwood paper	6	(6)	—
Net cash (used in) provided by investing activities	(162)	146	(191)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facilities	71	(144)	19
Payment of special dividend	—	(136)	—
Acquisition of noncontrolling interest in Donohue Malbaie Inc.	—	—	(15)
Repayments of debt	(271)	—	(1)
Purchases of treasury stock	(24)	—	—
Payments of financing and credit facility fees	(4)	(1)	—
Net cash (used in) provided by financing activities	(228)	(281)	3
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	2	(4)	6
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(303)	$296	$(24)
Cash and cash equivalents, and restricted cash:
Beginning of year	$345	$49	$73
End of year	$42	$345	$49
Cash and cash equivalents, and restricted cash at year end:
Cash and cash equivalents	$3	$304	$6
Restricted cash (included in “Other current assets”)	$—	$—	$4
Restricted cash (included in “Other assets”)	$39	$41	$39
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest, including capitalized interest of $0, $1 and $1 in 2019, 2018 and 2017, respectively	$26	$40	$47
Income taxes	$(11)	$(1)	$7
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation
Nature of operations
Resolute Forest Products Inc. (with its subsidiaries, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “we,” “our,” “us,” “Parent,” or the “Company”) is incorporated in Delaware. We are a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, newsprint and specialty papers, which are marketed in close to 70 countries. We own or operate some 40 facilities, as well as power generation assets, in the U.S. and Canada.
Financial statements
We have prepared our consolidated financial statements and the accompanying notes (or, the “Consolidated Financial Statements”) in accordance with U.S. generally accepted accounting principles (or, “GAAP”). All amounts are expressed in U.S. dollars, unless otherwise indicated. Certain prior period amounts in the accompanying notes to our Consolidated Financial Statements have been reclassified to conform to the 2019 presentation.
Consolidation
Our Consolidated Financial Statements include the accounts of Resolute Forest Products Inc. and its subsidiaries. All transactions and balances between these companies have been eliminated. All consolidated subsidiaries are wholly-owned as of December 31, 2019, with the exception of the following:

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
Equity method investments
We account for our investments in companies where we have significant influence or joint control, using the equity method of accounting.
Note 2. Summary of Significant Accounting Policies
Use of estimates
In preparing our Consolidated Financial Statements in accordance with GAAP, management is required to make accounting estimates based on assumptions, judgments, and projections of future results of operations and cash flows. These estimates and assumptions affect the reported amounts of revenues and expenses during the periods presented, the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements. The most critical estimates relate to the assumptions underlying the benefit obligations of our pension and other postretirement benefit (or, “OPEB”) plans, the recoverability of deferred income tax assets, the carrying values of our long-lived assets and goodwill. Estimates, assumptions, and judgments are based on a number of factors, including historical experience, recent events, existing conditions, internal budgets and forecasts, projections obtained from industry research firms, and other data that management believes are reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions.

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
Impairment of long-lived assets
The unit of accounting for impairment testing for fixed assets, net, amortizable intangible assets, net, and operating lease right-of-use assets (collectively, “long-lived assets”) is its group, which includes long-lived assets and liabilities directly related to those assets (herein defined as “asset group”). For asset groups that are held and used, that group represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other asset groups. For asset groups that are to be disposed of by sale or otherwise, that group represents assets to be disposed of together as a group in a single transaction and liabilities directly associated with those assets that will be transferred in the transaction.
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
We account for global intangible low-taxed income (or, “GILTI”) as a period cost, if and when incurred, and apply the tax law ordering approach to assess the impact of GILTI on the realizability of net operating loss carryforwards.
We have not provided for the additional U.S. and foreign income taxes that could become payable upon remittance of undistributed earnings of our foreign subsidiaries, as we have specific plans for the reinvestment of such earnings.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

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
Tax benefits related to uncertain tax positions are recorded when it is more likely than not, based on technical merits, that the position will be sustained upon examination by the relevant taxing authorities. The amount of tax benefit recognized may differ from the amount taken or expected to be taken on a tax return. These differences represent unrecognized tax benefits and are reviewed at each reporting period based on facts, circumstances and available evidence. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of the income tax provision.
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
Pension and OPEB plans
For each defined benefit pension and OPEB plan, a liability is recognized for a plan’s under-funded status, net of the fair value of plan assets, and an asset is recognized for a plan’s over-funded status, net of the plan’s obligations. Changes in the funding status that have not been recognized in our net periodic benefit cost are reflected as an adjustment to our “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. We recognize net periodic benefit cost or credit as employees render the services necessary to earn the pension and OPEB. The service cost component of net periodic pension and OPEB cost or credit is recorded in operating expenses (together with other employee compensation costs arising during the period). The other components of the net periodic pension and OPEB cost or credit (or, “non-operating pension and OPEB credits”) are reported separately outside any subtotal of operating income. Amounts we contribute to our defined contribution plans are expensed as incurred.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

date of the grant or who will become retirement eligible during the vesting period and who will be entitled to continue vesting in their entire award upon retirement.
Our stock incentive awards (as defined in Note 17, “Share-Based Compensation”) may be subject to market, performance and/or service conditions. For equity-based awards, the fair value of stock options is determined using a Black-Scholes option pricing formula, and the fair value of restricted stock units (or, “RSUs”), deferred stock units (or, “DSUs”) and performance stock units (or, “PSUs”) is determined based on the market price of a share of our common stock on the grant date. Liability-based awards, consisting of RSUs, DSUs, and PSUs, are initially measured based on the market price of a share of our common stock on the grant date and remeasured at the end of each reporting period, until settlement. Certain PSUs have a market condition considered in the determination of the fair value of the award, such that the ultimate number of units that vest will be determined in part by total shareholder return relative to a group of peer companies. The fair value of those PSUs is determined using a Monte Carlo simulation model.
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
Revenue is recorded at a point in time when control over the goods transfers to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts with customers. Pulp, tissue, paper and wood products are delivered to our customers in the U.S. and Canada directly from our mills primarily by truck or rail. Pulp and paper products are delivered to our international customers primarily by ship. For sales where control transfers to the customer at the shipping point, revenue is recorded when the product leaves the facility, whereas for sales where control transfers at the destination, revenue is recorded when the product is delivered to the customer’s delivery site.
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
Translation
The functional currency of the majority of our operations is the U.S. dollar. Non-monetary assets and liabilities denominated in foreign currencies of these operations and the related income and expense items such as depreciation and amortization are remeasured into U.S. dollars using historical exchange rates. Remaining assets and liabilities are remeasured into U.S. dollars using the exchange rate as of the balance sheet date. Remaining income and expense items are remeasured into U.S. dollars using a daily or monthly average exchange rate for the period. Gains and losses from foreign currency transactions and from remeasurement of the balance sheet items are reported in “Other (expense) income, net” in our Consolidated Statements of Operations.
The functional currency of our other operations is their local currency. Assets and liabilities of these operations are translated into U.S. dollars at the exchange rate in effect as of the balance sheet date. Income and expense items are translated using a

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

daily or monthly average exchange rate for the period. The resulting translation gains or losses are recognized as a component of equity in “Accumulated other comprehensive loss.”
Net (loss) income per share
We calculate basic net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders by dividing our net (loss) income by the basic weighted-average number of outstanding common shares. We calculate diluted net income per share attributable to Resolute Forest Products Inc. common shareholders by dividing our net income by the basic weighted-average number of outstanding common shares, as adjusted for dilutive potential common shares using the treasury-stock method. Potentially dilutive common shares consist of outstanding stock options, RSUs, DSUs and PSUs. To calculate diluted net loss per share attributable to Resolute Forest Products Inc. common shareholders, no adjustments to our basic weighted-average number of outstanding common shares are made, since the impact of potentially dilutive common shares would be antidilutive.
New accounting pronouncements adopted in 2019
ASU 2016-02 “Leases”
Effective January 1, 2019, we adopted Accounting Standards Update (or, “ASU”) 2016-02, “Leases,” issued by the Financial Accounting Standards Board (or, the “FASB”), and the series of related accounting standard updates that followed (collectively, “Topic 842”), through a cumulative-effect adjustment as of that date.
The effect of this ASU on our Consolidated Balance Sheet as of January 1, 2019, was as follows:

(Unaudited, in millions)	Before ASU	Effect of Change	As Adjusted
Operating lease right-of-use assets	$—	$65	$65
Current portion of operating lease liabilities	$—	$7	$7
Operating lease liabilities, net of current portion	$—	$60	$60
Other liabilities	$71	$(2)	$69

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
Operating lease right-of-use assets represent our right to use an underlying asset for the term of the lease, and the related liabilities represent our obligation to make the lease payments arising from the lease. Operating lease right-of-use assets and the related liabilities are recognized at the lease commencement date based on the present value of the lease payments over the term of the lease. Renewal and termination options are included in our lease terms when it is reasonably certain that they will be exercised. In determining the present value of lease payments, we use the implicit rate when readily determinable, or our estimated incremental borrowing rate, which is based on information available at the lease commencement date. Lease payments are expensed in our Consolidated Statements of Operations on a straight-line basis over the term of the lease.
For buildings, we account for the lease and non-lease components as a single lease component. For all other contracts, we account for the lease and non-lease components separately.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

ASU 2018-14 “Changes to the Disclosure Requirements for Defined Benefit Plans”
In August 2018, the FASB issued ASU 2018-14, “Changes to the Disclosure Requirements for Defined Benefit Plans,” which intends to add, remove, and clarify disclosure requirements related to defined benefit pension and OPEB plans. This update is effective for fiscal years ending after December 15, 2020. As early adoption is permitted, we adopted this ASU on January 1, 2019. The adoption of this accounting guidance modified the presentation of Note 13, “Pension and Other Postretirement Benefit Plans.”
Accounting pronouncements not yet adopted as of December 31, 2019
ASU 2016-13 “Measurement of Credit Losses on Financial Instruments”
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” amended in November by ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” which introduces the current expected credit losses model in the estimation of credit losses on financial instruments. This update is effective on a modified retrospective approach for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We adopted this ASU on January 1, 2020. The adoption of this accounting guidance did not materially impact our results of operations or financial position.
ASU 2018-15 “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”
In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted this ASU on January 1, 2020. The adoption of this accounting guidance did not materially impact our results of operations or financial position.
ASU 2019-12 “Simplifying the Accounting for Income Taxes”
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which removes specific exceptions to the general principles in ASC 740, “Income Taxes,” and clarifies certain aspects of the existing guidance. This update is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption being permitted as of the beginning of an interim or annual reporting period. All amendments to this ASU must be adopted in the same period on a prospective basis, with certain exceptions. We are still evaluating the impact of this accounting guidance on our results of operations and financial position.
Note 3. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges for the year ended December 31, 2019, were comprised of the following:

(In millions)	Accelerated Depreciation	Severance and Other Costs	Total
Indefinite idling
Paper mill at Augusta (Georgia)	$8	$10	$18
Closure costs, impairment and other related charges were $121 million for the year ended December 31, 2018, including $120 million of impairment charges related to the assets from the 2015 acquisition of Atlas Paper Holdings Inc. and its subsidiaries (or, “Atlas”).
Goodwill impairment charge
Following our 2018 annual impairment test of goodwill, we determined that the carrying value of the tissue reporting unit exceeded its estimated fair value. As a result, we recorded a goodwill impairment charge of $81 million for the year ended

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

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

Note 4. Net Gain on Disposition of Assets
During 2018, we recorded a net gain on disposition of assets of $145 million, which included: the sale of the paper and pulp mill at Catawba for total cash consideration of $280 million, resulting in a net gain of $101 million; and the sale of the recycled bleached kraft pulp mill at Fairmont (West Virginia) for total cash consideration of $62 million, resulting in a net gain of $40 million.
During 2017, we recorded a net gain on disposition of assets of $15 million, which included the sale of the assets of the permanently closed Mokpo paper mill for total consideration of $18 million, resulting in a net gain of $13 million.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 5. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the years ended December 31, 2019, 2018 and 2017, was as follows:

(In millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2016	$67	$(819)	$(3)	$(755)
Other comprehensive income (loss) before reclassifications	1	(48)	(3)	(50)
Amounts reclassified from accumulated other comprehensive loss (1)	(16)	41	—	25
Net current period other comprehensive loss	(15)	(7)	(3)	(25)
Balance as of December 31, 2017	52	(826)	(6)	(780)
Other comprehensive loss before reclassifications	(5)	(162)	(1)	(168)
Amounts reclassified from accumulated other comprehensive loss (1)	(19)	19	—	—
Net current period other comprehensive loss	(24)	(143)	(1)	(168)
Reclassification of stranded income tax (Note 14)	—	(2)	—	(2)
Balance as of December 31, 2018	28	(971)	(7)	(950)
Other comprehensive (loss) income before reclassifications	—	(240)	1	(239)
Amounts reclassified from accumulated other comprehensive loss (1)	(12)	22	—	10
Net current period other comprehensive (loss) income	(12)	(218)	1	(229)
Balance as of December 31, 2019	$16	$(1,189)	$(6)	$(1,179)

(1)	See the table below for details about these reclassifications.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2019, 2018 and 2017, were comprised of the following:

(In millions)	2019	2018	2017	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(11)	$(15)	$(15)	Non-operating pension and other postretirement benefit credits (1)
Other items	(1)	(5)	(1)
	—	1	—	Income tax provision
Net of tax	(12)	(19)	(16)
Unamortized Actuarial Losses
Amortization of actuarial losses	28	33	50	Non-operating pension and other postretirement benefit credits (1)
Other items	1	(5)	2
	(7)	(9)	(11)	Income tax provision
Net of tax	22	19	41
Total Reclassifications	$10	$—	$25

(1)	These items are included in the computation of net periodic benefit (credit) cost related to our pension and OPEB plans summarized in Note 13, “Pension and Other Postretirement Benefit Plans.”
Note 6. Net (Loss) Income Per Share
The reconciliation of the basic and diluted net (loss) income per share for the years ended December 31, 2019, 2018 and 2017, was as follows:

(In millions, except per share amounts)	2019	2018	2017
Numerator:
Net (loss) income attributable to Resolute Forest Products Inc.	$(47)	$235	$(84)
Denominator:
Basic weighted-average number of Resolute Forest Products Inc. common shares outstanding	91.4	91.3	90.5
Dilutive impact of nonvested stock unit awards	—	2.0	—
Diluted weighted-average number of Resolute Forest Products Inc. common shares outstanding	91.4	93.3	90.5
Net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.51)	$2.57	$(0.93)
Diluted	$(0.51)	$2.52	$(0.93)

The weighted-average number of outstanding stock options and nonvested equity-classified RSUs, DSUs and PSUs (collectively, “stock unit awards”) that were excluded from the calculation of diluted net (loss) income per share, as their impact would have been antidilutive, for the years ended December 31, 2019, 2018 and 2017, was as follows:

(In millions)	2019	2018	2017
Stock options	1.0	1.2	1.4
Stock unit awards	2.1	—	4.1

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 7. Inventories, Net
Inventories, net as of December 31, 2019 and 2018, were comprised of the following:

(In millions)	2019	2018
Raw materials	$128	$106
Work in process	46	39
Finished goods	164	180
Mill stores and other supplies	184	183
	$522	$508

In 2019, we recorded charges of $13 million for write-downs of mill stores and other supplies due to the indefinite idling of the Augusta paper mill. In 2017, we recorded charges of $24 million for write-downs of mill stores and other supplies, primarily related to the permanent closure of two paper machines at Calhoun, a paper machine at the Catawba paper mill, and the Mokpo paper mill.
Note 8. Fixed Assets, Net
Fixed assets, net as of December 31, 2019 and 2018, were comprised of the following:

(Dollars in millions)	Estimated Useful Lives (Years)			2019	2018
Land and land improvements	5	–	20	$52	$51
Buildings	10	–	40	313	305
Machinery and equipment (1)	2	–	25	2,256	2,185
Hydroelectric power plants	10	–	40	303	297
Timberlands and timberlands improvements	10	–	20	128	113
Construction in progress				65	62
				3,117	3,013
Less: Accumulated depreciation				(1,658)	(1,498)
				$1,459	$1,515

(1)Internal-use software included in fixed assets, net as of December 31, 2019 and 2018, was as follows:

(In millions)	2019	2018
Machinery and equipment	$115	$114
Less: Accumulated depreciation	(76)	(59)
	$39	$55
Depreciation expense related to internal-use software is estimated to be $13 million in 2020 and 2021, $9 million in 2022, $4 million in 2023, and $1 million in 2024.
As a result of the indefinite idling of our paper mill in Augusta, we recorded accelerated depreciation of $8 million for the year ended December 31, 2019. We also recorded fixed asset impairment charges of $29 million for the year ended December 31, 2018, as a result of the deterioration of estimated future cash flows of Atlas. See Note 3, “Closure Costs, Impairment and Other Related Charges” for more information.
Depreciation expense related to fixed assets was $164 million, $207 million, and $199 million for the years ended December 31, 2019, 2018 and 2017, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 9. Amortizable Intangible Assets, Net
Amortizable intangible assets, net as of December 31, 2019 and 2018, were comprised of the following:

		2019			2018
(Dollars in millions)	Estimated Useful Lives (Years)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Water rights (1)	10 – 40	$19	$8	$11	$19	$7	$12
Energy contracts	15 – 25	52	18	34	52	16	36
Customer relationships (2)	10	2	1	1	2	1	1
Other		2	—	2	1	—	1
		$75	$27	$48	$74	$24	$50

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

Amortization expense related to amortizable intangible assets was $3 million for the year ended December 31, 2019, and $5 million for the years ended December 31, 2018 and 2017, respectively. Amortization expense related to amortizable intangible assets is estimated to be $4 million for each of the next two years and $3 million per year for 2022, 2023 and 2024.
Note 10. Operating Leases
We have operating leases for buildings, machinery, chemical equipment, rail cars, and office equipment with remaining terms from less than one year to 23 years. These leases may include renewal options for up to 15 years.
The components of lease expense for the year ended December 31, 2019, were as follows:

(In millions)	2019
Operating lease cost	$13
Variable lease cost (1)	$21

(1)	Variable lease cost is determined by the consumption of the underlying asset.
Supplemental information related to operating leases was as follows:

December 31, 2019
Weighted-average remaining operating lease term (in years)	11.1
Weighted-average operating lease discount rate	4.7%

(In millions)	Year Ended December 31, 2019
Operating cash flow payments for operating lease liabilities	$11
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The maturities of operating lease liabilities as of December 31, 2019, were as follows:

(In millions)	Operating Leases
2020	$11
2021	10
2022	9
2023	8
2024	6
Thereafter	40
Total lease payments	84
Less: imputed interest	19
Total operating lease liabilities	$65

The future minimum rental payments under operating leases, as of December 31, 2018, were as follows:

(In millions)	Operating Leases
2019	$9
2020	7
2021	6
2022	3
2023	2
Thereafter	7
$34

Operating lease expense for the years ended December 31, 2018 and 2017, was $12 million and $8 million, respectively.
Note 11. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of December 31, 2019 and 2018, were comprised of the following:

(In millions)	2019	2018
Trade accounts payable	$255	$299
Accrued compensation	52	66
Accrued interest	3	5
Pension and other postretirement benefit obligations	15	17
Income and other taxes payable	4	4
Deposits	1	20
Other	12	16
	$342	$427

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 12. Long-Term Debt
Overview
Long-term debt, including current portion, as of December 31, 2019 and 2018, was comprised of the following:

(In millions)	2019	2018
5.875% senior unsecured notes due 2023:
Principal amount	$375	$600
Deferred financing costs	(3)	(5)
Unamortized discount	(1)	(3)
Total 5.875% senior unsecured notes due 2023	371	592
Term loan due 2025 (repaid October 28, 2019)	—	46
Borrowings under revolving credit facilities	71	—
Finance lease obligation	7	7
Total debt	449	645
Less: Current portion of 5.875% senior unsecured notes due 2023	—	(222)
Less: Current portion of finance lease obligation	(1)	(1)
Long-term debt, net of current portion	$448	$422

Debt instruments
2023 Notes
We issued $600 million in aggregate principal amount of 5.875% senior unsecured notes due 2023 (or, the “2023 Notes”) on May 8, 2013, pursuant to an indenture as of that date (or, the “indenture”). Upon their issuance, the notes were recorded at their fair value of $594 million, which reflected a discount of $6 million that is being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes, resulting in an effective interest rate of 6%. Interest on the notes is payable semi-annually beginning November 15, 2013, until their maturity date of May 15, 2023. In connection with the issuance of the notes, we incurred financing costs of $9 million, which were deferred and recorded as a reduction of the notes. Deferred financing costs are being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes. On May 27, 2014, the 2023 Notes and related guarantees were registered under the Securities Act of 1933 (as amended, the “Securities Act”).
On January 3, 2019, we repurchased $225 million in aggregate principal amount of the 2023 Notes, pursuant to a notes purchase agreement entered into on December 21, 2018, with certain noteholders, at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. The aggregate principal amount and related deferred financing costs and unamortized discount were included in “Current portion of long-term debt” in our Consolidated Balance Sheet as of December 31, 2018. As a result of the repurchase, we recorded a net loss on extinguishment of debt of $3 million in “Other (expense) income, net” in our Consolidated Statement of Operations for the year ended December 31, 2019.
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

The fair value of the 2023 Notes (Level 1) was $380 million and $598 million as of December 31, 2019 and 2018, respectively.
Senior Secured Credit Facility
On September 7, 2016, we entered into a senior secured credit facility for up to $185 million. This senior secured credit facility provided a term loan of $46 million with a maturity date of September 7, 2025, and a revolving credit facility of up to $139 million with a maturity date of September 7, 2022. On October 28, 2019, we entered into an amended and restated senior secured credit facility (or, the “Senior Secured Credit Facility”) for up to $360 million, replacing our existing $185 million senior secured credit facility. The Senior Secured Credit Facility provides a term loan facility of up to $180 million with a delayed draw period of up to three years, and the choice of maturities of six to 10 years from the date of drawing (or, the “Term Loan Facility”), and a six-year revolving credit facility of up to $180 million with a maturity date of October 28, 2025 (or, the “Revolving Credit Facility”). There is also an uncommitted option to increase the Senior Secured Credit Facility by up to an additional $360 million, subject to certain terms and conditions. On October 28, 2019, we repaid our $46 million term loan by borrowing under the Revolving Credit Facility.
The obligations under the Senior Secured Credit Facility are guaranteed by certain material U.S. subsidiaries of the Company and are secured by a first priority mortgage on the real property of our Calhoun facility and a first priority security interest on the fixtures and equipment located therein.
Interest rates under the Senior Secured Credit Facility are based, at the Company’s election, on either a floating rate based on the London Interbank Offered Rate (or, the “LIBOR”), or a base rate, in each case plus a spread over the index. The Senior Secured Credit Facility also contains provisions for an expedited amendment procedure for replacing LIBOR if LIBOR quotes are no longer available. The base rate is the highest of (i) the prime rate; (ii) the federal funds rate plus 0.5%; and (iii) the one-month LIBOR plus 1%. The applicable spread over the index fluctuates quarterly based upon (a) the Company’s capitalization ratio, which is defined as the ratio of the Company’s funded indebtedness to the sum of the Company’s funded indebtedness and its adjusted net worth; and (b) in the case of the loans under the Term Loan Facility, the maturity date of such loans. For loans under the Term Loan Facility, the applicable spread ranges from 0.5% to 1.5% for base rate loans, and from 1.5% to 2.5% for LIBOR loans. For loans under the Revolving Credit Facility, the applicable spread ranges from 0.5% to 1.0% for base rate loans, and from 1.5% to 2.0% for LIBOR loans. The Senior Secured Credit Facility was issued by a syndicate of lenders within the farm credit system and is eligible for patronage refunds. Patronage refunds are distributions of profits from lenders in the farm credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are made in either cash or stock, are received in the year after they were earned. Future refunds are dependent on future farm credit lender profits, made at the discretion of each farm credit lender.
In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, we are required to pay a fee in respect of unutilized commitments based on the average daily utilization for the prior fiscal quarter ranging from 0.275% to 0.325% per annum under the Revolving Credit Facility and ranging from 0.25% to 0.40% for the Term Loan Facility during the delay draw period.
The outstanding principal balance of any term loan made under the Term Loan Facility is subject to annual payments of 5% of the initial principal amount of such term loan commencing on the fifth anniversary of each term loan’s draw date with the balance due six to 10 years after the draw date based on the chosen maturity of each term loan. Loans under the Revolving Credit Facility and the Term Loan Facility may be prepaid from time to time at our discretion without premium or penalty but subject to breakage costs, if any, in the case of LIBOR loans. Amounts repaid on the Term Loan Facility may not be

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

subsequently re-borrowed. Principal amounts under the Revolving Credit Facility may be drawn, repaid, and redrawn until October 27, 2025.
Pursuant to the Senior Secured Credit Facility, we are also required to maintain (i) a capitalization ratio not greater than 45% at all times; (ii) a collateral coverage ratio of not less than 1.8:1.0; and (iii) a springing consolidated fixed charge coverage ratio of 1.0:1.0, which is triggered only when adjusted availability under the ABL Credit Facility falls below the greater of $45 million or 10% of the maximum available borrowing amount under the ABL Credit Facility for two consecutive business days. The consolidated fixed charge coverage ratio is the ratio of (a) consolidated EBITDA less certain capital expenditures and less cash taxes paid, to (b) consolidated fixed charges, as determined under the Senior Secured Credit Facility.
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
As of December 31, 2019, we had $180 million of availability under the Term Loan Facility and $134 million of availability under the Revolving Credit Facility, net of $46 million of borrowings. The fair value of the Term Loan (Level 2) approximated its carrying value as of December 31, 2018. The fair value of the Revolving Credit Facility (Level 2) approximated its carrying value as of December 31, 2019. The Revolving Credit Facility was bearing interest at LIBOR plus a spread of 1.63% as of December 31, 2019; there were no borrowings as of December 31, 2018.
ABL Credit Facility
On May 14, 2019, we entered into an amendment to the five-year credit agreement dated May 22, 2015, for a senior secured asset-based revolving credit facility (or, “ABL Credit Facility”). The amended credit agreement provides for an extension of the maturity date to May 14, 2024, with an aggregate lender commitment of up to $500 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves.
The aggregate lender commitment under the facility includes a $60 million swingline sub-facility and a $200 million letter of credit sub-facility, and we may convert up to $50 million of the commitments under the facility to a first-in last-out facility (or, “FILO Facility”), subject to the consent of each converting lender. The ABL Credit Facility also provides for an uncommitted ability to increase the revolving credit facility by up to $500 million, subject to certain terms and conditions set forth in the agreement.
Revolving loan (and letter of credit) availability under the facility is subject to a borrowing base, which at any time is equal to the sum of (i) 85% of eligible accounts receivable (or 90% with respect to certain insured or letter of credit backed accounts or with accounts owed by investment grade obligors), plus (ii) the lesser of (A) 70% of the lesser of the cost or market value of eligible inventory or (B) 85% of the net orderly liquidation value of eligible inventory, plus (iii) 100% of the value of eligible cash and 95% of the value of permitted investments held in deposit accounts controlled solely by the administrative and collateral agent (or, the “agent”). The credit agreement includes reserves that reduce the borrowing base, including: (i) a reserve commencing March 16, 2023 for the outstanding principal amount due under the 2023 Notes; and (ii) a reserve for the outstanding principal amount due under the Senior Secured Credit Facility, commencing 60 days before its maturity. The borrowing base is subject to other customary reserves and eligibility criteria, in the exercise of the agent’s reasonable discretion.
The obligations under the credit agreement are guaranteed by certain material subsidiaries of the Company and are secured by first priority liens on and security interests in accounts receivable, inventory and related assets.
Loans under the credit agreement bear interest at a rate equal to a base rate, the LIBOR, or the Canadian Dollar Offered Rate (or, the “CDOR”), in each case plus an applicable margin. The applicable margin is between 0.00% and 0.50% with respect to base rate loans and between 1.00% and 1.50% with respect to LIBOR and CDOR loans, in each case based on availability under the credit facility and a leverage ratio.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

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
As of December 31, 2019, we had $266 million of availability under the ABL Credit Facility, net of $25 million of borrowings and $51 million of ordinary course letters of credit outstanding. The fair value of the ABL Credit Facility (Level 2) approximated its carrying value as of December 31, 2019. The ABL Credit Facility was bearing interest at the base rate as of December 31, 2019; there were no borrowings as of December 31, 2018.
Finance lease obligation
We have a finance lease obligation for a warehouse with a maturity date of December 1, 2027, which can be renewed for 20 years at our option. Minimum monthly payments are determined by an escalatory price clause.
Debt maturities
The aggregate maturities of long-term debt as of December 31, 2019, were as follows:

(In millions)	Long-term debt
2020	$1
2021	1
2022	1
2023	372
2024	26
Thereafter	48
$449

Assets pledged as collateral
The carrying value of assets pledged as collateral for our total debt obligations was $1,284 million as of December 31, 2019.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 13. Pension and Other Postretirement Benefit Plans
We have a number of defined contribution plans covering a portion of our U.S. and Canadian employees. Under the U.S. qualified defined contribution plan, employees are allowed to make contributions that we match, and most employees also receive an automatic company contribution, regardless of the employee’s contribution. The amount of the automatic company contribution, in most instances, is a percentage of the employee’s pay, determined based on age and years of service. The Canadian registered defined contribution plans provide for mandatory contributions by employees and by us, as well as opportunities for employees to make additional optional contributions and receive, in most cases, matching contributions on those optional amounts. Our expense for the defined contribution plans totaled $18 million in 2019, $20 million in 2018, and $21 million in 2017.
We also have multiple contributory and non-contributory defined benefit pension plans covering a portion of our U.S. and Canadian employees. Benefits are based on years of service and, depending on the plan, average compensation earned by employees either during their last years of employment or over their careers. Our plan assets and cash contributions to the plans have been sufficient to provide pension benefits to participants and meet the funding requirements of the Employee Retirement Income Security Act of 1974 in the U.S. as well as applicable legislation in Canada. We also sponsor a number of OPEB plans (e.g., health care and life insurance plans) for retirees at certain locations.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The changes in our pension and OPEB benefit obligations and plan assets for the years ended December 31, 2019 and 2018, and the funded status and reconciliation of amounts recognized in our Consolidated Balance Sheets as of December 31, 2019 and 2018, were as follows:

	Pension Plans		OPEB Plans
(In millions)	2019	2018	2019	2018
Change in benefit obligations:
Benefit obligations as of beginning of year	$4,774	$5,474	$148	$172
Service cost	15	19	—	1
Interest cost	181	189	6	6
Actuarial loss (gain)	386	(102)	1	(7)
Participant contributions	7	7	2	2
Plan amendment	—	—	—	5
Settlements	(18)	(25)	—	—
Divestiture	—	(84)	—	(8)
Benefits paid	(347)	(367)	(14)	(15)
Effect of foreign currency exchange rate changes	190	(337)	4	(8)
Benefit obligations as of end of year	5,188	4,774	147	148
Change in plan assets:
Fair value of plan assets as of beginning of year	3,652	4,377	—	—
Actual return on plan assets	336	(101)	—	—
Employer contributions	81	101	12	13
Participant contributions	7	7	2	2
Settlements	(18)	(25)	—	—
Divestiture	—	(58)	—	—
Benefits paid	(347)	(367)	(14)	(15)
Effect of foreign currency exchange rate changes	151	(282)	—	—
Fair value of plan assets as of end of year	3,862	3,652	—	—
Funded status as of end of year	$(1,326)	$(1,122)	$(147)	$(148)
Amounts recognized in our Consolidated Balance Sheets consisted of:
Other assets	$2	$4	$—	$—
Accounts payable and accrued liabilities	(4)	(3)	(11)	(14)
Pension and OPEB obligations	(1,324)	(1,123)	(136)	(134)
Net obligations recognized	$(1,326)	$(1,122)	$(147)	$(148)

The total benefit obligations and the total fair value of plan assets for pension plans with benefit obligations in excess of plan assets were $4,923 million and $3,595 million, respectively, as of December 31, 2019, and were $4,548 million and $3,422 million, respectively, as of December 31, 2018. The total accumulated benefit obligations and the total fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $4,884 million and $3,595 million, respectively, as of December 31, 2019, and were $4,510 million and $3,422 million, respectively, as of December 31, 2018. The total accumulated benefit obligations for all pension plans were $5,149 million and $4,735 million as of December 31, 2019 and 2018, respectively.
The actuarial losses impacting the benefit obligations for our pension and OPEB plans in 2019 are primarily due to changes in the economic environment, which resulted in a decrease to the discount rates selected for the plans as of December 31, 2019, compared to December 31, 2018. The actuarial gains impacting the benefit obligations for our pension and OPEB plans in 2018

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

are primarily due to changes in the economic environment, which resulted in an increase to the discount rates selected for the plans as of December 31, 2018, compared to December 31, 2017.
Components of net periodic benefit (credit) cost
The components of net periodic benefit (credit) cost relating to our pension and OPEB plans for the years ended December 31, 2019, 2018 and 2017, were as follows:

	Pension Plans			OPEB Plans
(In millions)	2019	2018	2017	2019	2018	2017
Interest cost	$181	$189	$199	$6	$6	$7
Expected return on plan assets	(251)	(264)	(254)	—	—	—
Amortization of prior service credits	—	(1)	(1)	(11)	(14)	(14)
Amortization of actuarial losses (gains)	34	38	55	(6)	(5)	(5)
Non-operating credits	(36)	(38)	(1)	(11)	(13)	(12)
Service cost	15	19	19	—	1	1
Net periodic benefit (credits) costs before special events	(21)	(19)	18	(11)	(12)	(11)
Curtailments, settlements and other losses (gains)	—	3	7	—	(13)	(1)
	$(21)	$(16)	$25	$(11)	$(25)	$(12)

The prior service credits and the actuarial gains and losses are amortized to “Non-operating pension and other postretirement benefit credits” in our Consolidated Statements of Operations, over the expected average remaining service lifetime or the average future lifetime, as applicable, of the respective plans.
Assumptions used to determine benefit obligations and net periodic benefit (credit) cost
The weighted-average assumptions used to determine the benefit obligations at the measurement dates (each December 31) and the net periodic benefit (credit) cost for the years ended December 31, 2019, 2018 and 2017, were as follows:

	Pension Plans			OPEB Plans
	2019	2018	2017	2019	2018	2017
Benefit obligations:
Discount rate	3.0%	3.8%	3.6%	3.1%	3.9%	3.6%
Rate of compensation increase	2.1%	2.1%	2.1%
Net periodic benefit (credit) cost:
Discount rate	3.8%	3.6%	3.8%	3.9%	3.6%	3.9%
Expected return on assets	6.5%	6.5%	6.3%
Rate of compensation increase	2.1%	2.1%	2.5%

The discount rate for our domestic and foreign plans was determined with a model that develops a hypothetical high-quality bond portfolio, where the bonds are theoretically purchased to settle the expected benefit payments of the plans. The discount rate reflects the single rate that produces the same discounted values as the value of the theoretical bond portfolio. In determining the expected return on assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. In determining the rate of compensation increase, we reviewed historical salary increases and promotions, while considering current industry conditions, the terms of collective bargaining agreements with our employees, and the outlook for our industry. In determining the life expectancy rate of our domestic and foreign plans, we used the most-recent actuarially-determined mortality tables and improvement scales. For the foreign plans, the mortality tables were adjusted with the result of our historical mortality experience study. The rates used are consistent with our future expectations of life expectancy for the employees who participate in our pension and OPEB plans.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The assumed health care cost trend rates used to determine the benefit obligations for our domestic and foreign OPEB plans as of December 31, 2019 and 2018, were as follows:

	2019		2018
	Domestic Plan	Foreign Plans	Domestic Plan	Foreign Plans
Health care cost trend rate assumed for next year	7.2%	4.8%	7.2%	4.8%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2032	2032	2031	2031

For the health care cost trend rates, we considered historical trends for these costs, actual experience of the plans, recently enacted health care legislation as well as future expectations.
Fair value of plan assets
The fair value of plan assets held by our pension plans as of December 31, 2019, was as follows:

(In millions)	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. companies	$717	$717	$—	$—
Non-U.S. companies	978	978	—	—
Debt securities:
Corporate and government securities	1,154	145	1,009	—
Asset-backed securities	294	—	294	—
Cash and cash equivalents	158	158	—	—
Certain insurance contracts (1)	106	—	—	106
Total before investments measured at NAV	$3,407	$1,998	$1,303	$106
Investments measured at NAV	455
	$3,862

(1)	The Level 3 plan assets were purchased during the year ended December 31, 2019. There were no Level 3 plan asset balances during the year ended December 31, 2018.
The fair value of plan assets held by our pension plans as of December 31, 2018, was as follows:

(In millions)	Total	Level 1	Level 2
Equity securities:
U.S. companies	$725	$725	$—
Non-U.S. companies	946	946	—
Debt securities:
Corporate and government securities	1,021	71	950
Asset-backed securities	309	—	309
Cash and cash equivalents	216	216	—
Other plan assets, net	11	—	11
Total before investments measured at NAV	$3,228	$1,958	$1,270
Investments measured at NAV	424
	$3,652

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Equity securities include large-cap, mid-cap and small-cap publicly-traded companies mainly located in the U.S., Canada and other developed and emerging countries, as well as commingled equity funds invested in the same types of securities. The fair value of the equity securities is determined based on quoted market prices (Level 1).
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
Certain insurance contracts include group contracts that have been purchased to cover a portion of the plan members. The fair value of annuity buy-in contracts changes based on fluctuations in the obligation associated with the covered plan members (Level 3).
Other plan assets, net, include accrued interest and dividends, and amounts receivable or payable for unsettled security transactions. The fair value of accrued interest and dividends is determined based on market-corroborated inputs such as declared dividends and stated interest rates (Level 2). The fair value of receivables and payables for unsettled security transactions is determined based on market-corroborated inputs such as the trade date fair value of the security (Level 2).
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Expected benefit payments and future contributions
As of December 31, 2019, benefit payments expected to be paid over the next 10 years are as follows:

(In millions)	Pension Plans (1)	OPEB Plans
2020	$448	$13
2021	$332	$12
2022	$327	$12
2023	$320	$12
2024	$313	$11
2025 - 2029	$1,462	$47

(1)	Benefit payments are expected to be paid from the plans’ net assets.
We expect our 2020 pension contributions (excluding contributions to our defined contribution plans) to be approximately $95 million.
Canadian pension funding
Quebec plans
The funding of our Quebec pension plans is subject to Quebec’s Supplemental Pension Plans Act (or, the “SPPA”), which is the pension plan funding regime generally applicable to pension plans in that province. Our contributions to our Quebec plans are determined on a going concern basis under the Quebec’s SPPA, or on a solvency basis if the solvency funded status of a multi-jurisdictional pension plan is below 75%.
Ontario plans
Prior to December 31, 2018, the funding of our material Ontario pension plans was governed by regulation specific to us, adopted by the province of Ontario, which we refer to as the “funding relief regulation.” In accordance with the funding relief regulation, on December 21, 2018, we provided notice to the Ontario pension plan regulatory authorities that, effective December 31, 2018, we would voluntarily exit the Ontario funding relief regulation. As a result of our exit from the funding relief regulation, all remaining requirements, including the requirement for corrective measures that was deferred to after the expiration of the funding relief regulation, were removed.
Since January 1, 2019, all of our Ontario pension plans have been subject to the Ontario Pension Benefits Act (or, the “PBA”), which is the pension plan funding regime generally applicable to pension plans in that province. The PBA provides for funding pension fund deficits on a going concern basis, or on a solvency basis if the solvency funded status of a pension plan is below 85%.
Additional undertakings
Our principal Canadian subsidiaries had entered into certain undertakings with the Government of Ontario and Quebec, which expired in 2015 and 2016, respectively. The expiration of those undertakings did not eliminate ongoing obligations we incurred under the terms of those undertakings prior to their expiration, including the undertaking requiring us to make an additional solvency deficit reduction contribution to our pension plans of C$75, payable over four years, for each metric ton of capacity reduced in Quebec or Ontario, in the event of downtime of more than six consecutive months or nine cumulative months over a period of 18 months. Accordingly, we made additional contributions for past capacity reductions of C$12 million and C$4 million in 2018 and 2019, respectively, and will also be required to make our final remaining contributions for past capacity reductions of approximately C$2 million in 2020.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 14. Income Taxes
Income before income taxes by taxing jurisdiction for the years ended December 31, 2019, 2018 and 2017, was as follows:

(In millions)	2019	2018	2017
U.S.	$(205)	$(90)	$(289)
Foreign	216	477	295
	$11	$387	$6

The income tax provision for the years ended December 31, 2019, 2018 and 2017, was comprised of the following:

(In millions)	2019	2018	2017
U.S. Federal and State:
Current	$—	$—	$—
Deferred	—	—	2
	—	—	2
Foreign:
Current	—	12	(4)
Deferred	(58)	(164)	(82)
	(58)	(152)	(86)
Total:
Current	—	12	(4)
Deferred	(58)	(164)	(80)
	$(58)	$(152)	$(84)

Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act (or, “TCJA”) was enacted into law which, among other changes, reduced the U.S. federal statutory income tax rate from 35% to 21%, and implemented a new system of taxation for non-U.S. earnings, including the imposition of a one-time transition tax on deemed repatriation of undistributed earnings of non-U.S. subsidiaries. We were required to recognize the effects of tax law changes in the period of enactment. On December 22, 2017, the U.S. Securities and Exchange Commission (or, the “SEC”) issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the TCJA, which allowed us to account for the TCJA provisions under the following scenarios: (a) reflect the tax effects of the TCJA for which the accounting is complete, (b) report provisional amounts for those income tax effects of the TCJA where the accounting is incomplete but a reasonable estimate can be determined, or (c) not to report provisional amounts for any income tax effects of the TCJA for which a reasonable estimate cannot be determined until the reporting period in which a reasonable estimate can be determined, and to continue to apply Accounting Standards Codification 740 based on the provision of the tax laws that were in effect immediately prior to the enactment of the TCJA. The SEC provided that the accounting must be completed during the 12-month measurement period following the enactment of the TCJA.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Effective income tax rate reconciliation
The income tax provision attributable to income before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2019, 2018 and 2017, as a result of the following:

(In millions)	2019	2018	2017
Income before income taxes	$11	$387	$6
Income tax provision:
Expected income tax provision	(2)	(81)	(1)
Changes resulting from:
U.S. federal tax rate change reconciliation	—	—	(1)
Valuation allowance (1)	(43)	59	247
Enactment of change in tax rate (2)	—	—	(368)
Foreign exchange	2	(29)	6
U.S. tax on non-U.S. earnings	(7)	(65)	(2)
State income taxes, net of federal income tax benefit	7	4	10
Foreign tax rate differences	(11)	(24)	25
Nondeductible expenses (3)	(6)	(15)	(2)
Other, net	2	(1)	2
	$(58)	$(152)	$(84)

(1)	During 2019, we recorded an increase to our valuation allowance of $43 million, related to our U.S. operations.
During 2018, we recorded a decrease in our valuation allowance of $59 million, primarily related to our U.S. operations.
During 2017, we recorded a decrease in our valuation allowance of $359 million, due to the enactment of the TCJA, offset by an increase of $112 million, primarily related to our U.S. operations.

(2)	During 2017, we recorded decreases to our net deferred income tax assets of $356 million due to the enactment of the TCJA, and $12 million due to a lower foreign income tax rate.

(3)	During 2018, we recorded an income tax provision of $13 million for a nondeductible goodwill impairment charge, before a corresponding adjustment to valuation allowance.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Net deferred income tax assets as of December 31, 2019 and 2018, were comprised of the following:

(In millions)	2019	2018
Fixed assets	$(28)	$(32)
Operating lease right-of-use assets	(16)	—
Other	(28)	(29)
Deferred income tax liabilities	(72)	(61)
Fixed assets	346	362
Pension and OPEB plans	378	328
Net operating loss carryforwards	603	586
Net capital loss carryforwards	35	13
Undeducted research and development expenditures	188	176
Tax credit carryforwards	96	93
Operating lease liabilities	16	—
Other	78	80
Deferred income tax assets	1,740	1,638
Valuation allowance	(753)	(701)
Net deferred income tax assets	$915	$876
Amounts recognized in our Consolidated Balance Sheets consisted of:
Deferred income tax assets	$915	$876

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The balance of tax attributes and their dates of expiration as of December 31, 2019, were as follows:

(In millions)	Related Deferred Income Tax Asset		Year of Expiration
Net operating loss carryforwards:
U.S. federal: $2,072	$435	(1)	2023 – 2037
U.S. federal: $205	43	(1)	Indefinite
U.S. state: $2,032	102	(1)	2020 – 2039
U.S. state: $82	4	(1)	Indefinite
Canadian federal and provincial (excluding Quebec): $79	14		2030 – 2038
Quebec: $64	4		2032 – 2038
Other	1		Indefinite
	$603
Net capital loss carryforwards:
Canadian federal and provincial (excluding Quebec): $115	$30		Indefinite
Quebec: $52	5		Indefinite
	$35
Undeducted research and development expenditures:
Canadian federal and provincial (excluding Quebec): $669	$114		Indefinite
Quebec: $807	74		Indefinite
	$188
Tax credit carryforwards:
Canadian research and development, and other	$75		2022 – 2039
U.S. state and other	21	(1)	2020 – 2034
	$96

(1)	As of December 31, 2019, we had a valuation allowance against virtually all of our U.S. net deferred income tax assets.
Our U.S. federal net operating loss carryforwards are subject to annual limitations under § 382 of the U.S. Internal Revenue Code of 1986, as amended, (or, “IRC § 382”), resulting from a previous ownership change. We do not expect that IRC § 382 would limit the utilization of our available U.S. federal net operating loss carryforwards prior to their expiration.
We consider our foreign earnings to be permanently invested. Accordingly, we do not provide for the additional U.S. and foreign income taxes that could become payable upon remittance of undistributed earnings of our foreign subsidiaries. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.
Reclassification of stranded income tax
In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, allowing an election to reclassify from accumulated other comprehensive income to retained earnings, stranded income tax effects resulting from the TCJA. We adopted this ASU in 2018, and elected to reclassify the income tax effects, resulting in a $2 million decrease to “Deficit” and a corresponding increase to “Accumulated other comprehensive loss” in our Consolidated Balance Sheet as of December 31, 2018.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Unrecognized tax benefits
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended December 31, 2019 and 2018:

(In millions)	2019	2018
Beginning of year	$28	$28
Increase (decrease) resulting from:
Positions taken in the prior period	2	—
Expirations of statute of limitations	(1)	—
End of year	$29	$28

If the total amount of unrecognized tax benefits were recognized as of December 31, 2019, $3 million would affect the effective tax rate.
In the normal course of business, we are subject to audits from federal, state, provincial and other tax authorities. U.S. federal tax returns for 2016 and subsequent years, as well as Canadian tax returns for 2014 and subsequent years, remain subject to examination by tax authorities.
We do not expect a significant change to the amount of unrecognized tax benefits over the next 12 months. However, any adjustments arising from certain ongoing examinations by tax authorities could alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions, and these adjustments could differ from the amount accrued. We believe that taxes accrued in our Consolidated Balance Sheets fairly represent the amount of income taxes to be settled or realized in the future.
Note 15. Commitments and Contingencies
Commitments
In the normal course of business, we have entered into various supply agreements, water rights agreements, purchase commitments and harvesting rights agreements (for land that we manage for which we make payments to various Canadian provinces based on the amount of timber harvested).
As of December 31, 2019, these commitments were as follows:

(In millions)	Commitments (1)
2020	$77
2021	70
2022	67
2023	48
2024	4
Thereafter	30
$296

(1)	Includes energy purchase obligations of $210 million through 2024 for certain of our pulp and paper mills.
Legal matters
We become involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, First Nations claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of December 31, 2019, will not have a material adverse effect on our Consolidated Financial Statements.
Asbestos-related lawsuits
We are involved in a number of asbestos-related lawsuits filed primarily in U.S. state courts, including certain cases involving multiple defendants. These lawsuits principally allege direct or indirect personal injury or death resulting from exposure to asbestos-containing premises. While we dispute the plaintiffs’ allegations and intend to vigorously defend these claims, the ultimate resolution of these matters cannot be determined at this time. These lawsuits frequently involve claims for unspecified compensatory and punitive damages, and we are unable to reasonably estimate a range of possible losses. However, unfavorable rulings, judgments or settlement terms could materially impact our Consolidated Financial Statements. Hearings for certain of these matters are scheduled to occur in 2020. Certain cases, including cases that were scheduled in March 2019, were settled without any material impact in our Consolidated Statements of Operations for the year ended December 31, 2019.
Countervailing duty and anti-dumping investigations of softwood lumber
On November 25, 2016, countervailing duty and anti-dumping petitions were filed with the U.S. Department of Commerce (or, “Commerce”) and the U.S. International Trade Commission (or, “ITC”) by certain U.S. softwood lumber products producers and forest landowners, requesting that the U.S. government impose countervailing and anti-dumping duties on Canadian-origin softwood lumber products exported to the U.S. One of our subsidiaries was identified in the petitions as being a Canadian exporting producer of softwood lumber products to the U.S. and was selected as a mandatory respondent to be investigated by Commerce in both the countervailing duty and anti-dumping investigations.
On April 24, 2017, Commerce announced its preliminary determination in the countervailing duty investigation and, as a result, after April 28, 2017, we were required to pay cash deposits to the U.S. Customs and Border Protection agency (or, “U.S. Customs”) at a rate of 12.82% for estimated countervailing duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills. The preliminary rate remained in effect until August 26, 2017. Commerce changed the rate in its final affirmative determination on November 2, 2017, but the new rate did not take effect until December 28, 2017, following the ITC’s final affirmative determination and the publication by Commerce of a countervailing duty order. Since that date, we have been required to resume paying cash deposits to U.S. Customs at a rate of 14.7% for our U.S. imports of Canadian-produced softwood lumber products. This rate will continue until Commerce sets a duty rate in an administrative review, or a new rate may be set through a remand determination by a North American Free Trade Agreement binational panel (or, “Panel”) on appeal. Through December 31, 2019, our cash deposits totaled $128 million and, based on the 14.7% rate and our current operating parameters, could be as high as $50 million per year. On January 31, 2020, Commerce issued its preliminary determination in the countervailing duties administrative review and established our new preliminary rate at 14.86%, which will not be effective until the issuance of the final determination.
On June 26, 2017, Commerce announced its preliminary determination in the anti-dumping investigation and, as a result, after June 30, 2017, we were required to pay cash deposits to U.S. Customs at a rate of 4.59% for estimated anti-dumping duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills. On November 2, 2017, Commerce announced its final affirmative determination in the anti-dumping investigation and, as a result, since November 8, 2017, we have been required to pay cash deposits to U.S. Customs, at a rate of 3.2% for our U.S. imports of Canadian-produced softwood lumber products. This rate will apply until Commerce sets a duty rate in an administrative review, or a new rate may be set through a remand determination by a Panel on appeal. Through December 31, 2019, our cash deposits totaled $34 million and, based on the 3.2% rate and our current operating parameters, could be as high as $10 million per year. On January 31, 2020, Commerce issued its preliminary determination in the anti-dumping administrative review and established our new preliminary rate at 1.18%, which will not be effective until the issuance of the final determination.
On April 1, 2019, Commerce published a notice initiating the administrative reviews of the countervailing duty and anti-dumping orders on softwood lumber products from Canada. We were selected as a mandatory respondent in these administrative reviews and we are in the process of responding to Commerce with the information requested.
On September 4, 2019, a Panel issued an interim decision upholding the affirmative final injury determinations of the ITC in both investigations of softwood lumber products from Canada. The Panel remanded the ITC to reconsider several findings and ordered the ITC to submit its redetermination on remand within 90 days from the date of the Panel interim decision. On December 19, 2019, the ITC issued its redetermination on remand that maintained the affirmative final injury determinations.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

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
Fibrek acquisition
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (or, “Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order by the Quebec Superior Court in Canada (or, “Quebec Superior Court”) approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. On September 26, 2019, the Quebec Superior Court rendered a decision fixing the fair value of the shares of the dissenting shareholders at C$1.99 per share, or C$31 million in aggregate, plus interest and an additional indemnity, for a total currently estimated at C$44 million ($33 million) payable in cash. As previously reported, we accrued C$14 million ($10 million) for the payment of the dissenting shareholders’ claims. Following the court decision, we have accrued an additional C$30 million ($23 million), and as a result recorded $23 million in “Other (expense) income, net” in our Consolidated Statement of Operations for the year ended December 31, 2019. Of the total amount of C$44 million, C$19 million ($14 million) was payable immediately and paid on October 2, 2019, bringing the remaining balance to C$25 million ($19 million), which is recorded in “Other liabilities” in our Consolidated Balance Sheet as of December 31, 2019. We are appealing the decision, therefore the payment of any additional consideration and its timing will depend on the outcome of the appeal. On November 13, 2019, a legal hypothec in the amount of C$30 million ($23 million) was registered on our Saint-Félicien (Quebec) immovable and movable property to secure the payment of any additional amounts following the outcome of the appeal.
Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or, the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to C$150 million ($115 million), would have to be funded if we do not obtain the relief sought. The hearing in this matter has not yet been scheduled but could occur in 2020.
Environmental matters
We are subject to a number of federal or national, state, provincial, and local environmental laws, regulations, and orders in various jurisdictions. We believe our operations are in material compliance with current applicable environmental laws and regulations. Environmental regulations promulgated and orders issued in the future could require substantial additional expenditures for compliance and could have a material impact on us, in particular, and the industry in general.
We may be a “potentially responsible party” with respect to a hazardous waste site that is being addressed pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as Superfund). We believe we will not be liable for any significant amounts at this site.
We have environmental liabilities of $8 million recorded as of both December 31, 2019 and 2018, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
We also have asset retirement obligations of $26 million and $23 million recorded as of December 31, 2019 and 2018, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
Note 16. Share Capital
Common stock
We are authorized under our certificate of incorporation, as amended and restated, to issue up to 190 million shares of common stock, par value $0.001 per share, of which 12,020,960 shares have been reserved for issuance under the Incentive Plans (as defined in Note 17, “Share-Based Compensation”).
Treasury stock
With our repurchase of 4.8 million shares at a cost of $24 million during the year ended December 31, 2019, we completed our $150 million share repurchase program, which was launched in 2012. We did not repurchase any shares during 2018 and 2017.
Dividends
We declared and paid a special dividend of $1.50 per share ($136 million) on our common stock in 2018. We did not declare or pay any dividends on our common stock during the years ended December 31, 2019 and 2017.
Preferred stock
We are authorized under our certificate of incorporation, as amended and restated, to issue 10 million shares of preferred stock, par value $0.001 per share. As of December 31, 2019 and 2018, no preferred shares were issued and outstanding.
Note 17. Share-Based Compensation
Incentive Plans
The Resolute Forest Products Equity Incentive Plan, as amended (or, the “Incentive Plan”), administered by the human resources and compensation/nominating and governance committee of the board of directors, became effective in 2010 and provides for the grant of equity-based and liability-based awards, including stock options, stock appreciation rights, restricted stock, RSUs, DSUs, PSUs (collectively, “stock incentive awards”), and cash incentive awards to certain of our officers, directors, employees, consultants and advisors. The Incentive Plan reserved for issuance 9 million shares for stock incentive awards. In 2019, we established and adopted the Resolute Forest Products 2019 Equity Incentive Plan (or, the “2019 Incentive Plan”), which authorized an additional 3 million shares to be issued as stock incentive awards. Since the adoption of the 2019 Incentive Plan, no more awards can be granted under the Incentive Plan. As of December 31, 2019, 1.4 million shares were available for grants under the 2019 Incentive Plan. We refer to both the Incentive Plan and the 2019 Incentive Plan as the “Incentive Plans”.
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
For the years ended December 31, 2019, 2018 and 2017, share-based compensation expense under the Incentive Plans was $2 million (no tax benefit), $17 million ($1 million tax benefit) and $18 million (no tax benefit), respectively. As of December 31, 2019, there was $9 million of unrecognized compensation cost, which is expected to be recognized over a remaining service period of three years.
Stock options
Under the Incentive Plans, stock options become exercisable ratably over a period of four years and, unless terminated earlier in accordance with their terms, expire 10 years from the date of grant. New shares of our common stock are issued upon the exercise of a stock option. In certain cases, we withhold shares in respect of option costs and applicable taxes. We have not granted any stock options since 2013. Since the adoption of the 2019 Incentive Plan, stock options can no longer be granted under our Incentive Plans.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The activity of outstanding stock options for the year ended December 31, 2019, was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (years)
Balance as of December 31, 2018	1,065,021	$16.30	3.8
Expired	(105,622)	$18.20
Balance as of December 31, 2019	959,399	$16.09	2.8
Exercisable as of December 31, 2019	959,399	$16.09	2.8

The total intrinsic value of stock options exercised in 2018 was less than $1 million. No stock options were exercised in 2019 and 2017.
Restricted stock units and deferred stock units
Under the Incentive Plans, each RSU and DSU granted provides the holder upon vesting the right to receive one share of our common stock for equity-based awards, and the equivalent in cash for liability-based awards. The awards vest ratably over a period of four years for employees and one year for directors. Awards to employees are settled upon vesting, while awards to directors are settled ratably over a period of three years or upon separation from the board of directors, as applicable, based on the director’s country of residency. We withhold shares in respect of applicable taxes.
The activity of nonvested RSUs and DSUs for the year ended December 31, 2019, was as follows:

	Number of Units
	Equity-Based Awards	Liability-Based Awards	Total	Weighted- Average Fair Value at Grant Date
Balance as of December 31, 2018	1,545,179	518,962	2,064,141	$7.00
Granted	606,451	636,083	1,242,534	$5.55
Vested	(769,984)	(362,253)	(1,132,237)	$6.71
Forfeited	(25,630)	(36,858)	(62,488)	$6.43
Balance as of December 31, 2019	1,356,016	755,934	2,111,950	$6.32

There were 236,036 equity-based and 146,330 liability-based RSUs and DSUs granted to directors that vested but were not settled as of December 31, 2019.
The weighted-average grant-date fair value of all RSUs and DSUs granted in 2018 and 2017, was $8.93 and $7.34, respectively. The total fair value of RSUs and DSUs vested in 2019, 2018 and 2017, was $5 million, $12 million and $8 million, respectively. We paid $1 million, $2 million and $1 million for liability-based RSUs and DSUs in 2019, 2018 and 2017, respectively.
Performance stock units
Under the Incentive Plans, each PSU provides the holder the right to receive upon vesting one share of our common stock for equity-based awards, and the equivalent in cash for liability-based awards, subject to an adjustment based on market and/or performance conditions. The awards vest after a period of up to 40 months upon which they are settled. No awards vest when the minimum thresholds are not achieved. We withhold shares in respect of applicable taxes. The fair value of PSUs granted in 2019 and certain PSUs granted in 2018 was estimated using a Monte Carlo simulation model, using the following assumptions:

	2019 Grants	2018 Grants
Expected volatility	56% - 58%	57%
Risk-free interest rate	1.58% - 1.70%	2.73% - 2.99%

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The activity of nonvested PSUs for the year ended December 31, 2019, was as follows:

	Number of Units
	Equity-Based Awards	Liability-Based Awards	Total	Weighted- Average Fair Value at Grant Date
Balance as of December 31, 2018	2,382,174	975,932	3,358,106	$6.66
Granted	606,451	313,347	919,798	$5.29
Vested	(714,891)	(173,403)	(888,294)	$7.62
Performance adjustment	87,783	29,693	117,476	$4.81
Forfeited	(8,097)	(18,548)	(26,645)	$6.73
Balance as of December 31, 2019	2,353,420	1,127,021	3,480,441	$5.99

The weighted-average grant-date fair value of all PSUs granted in 2018 and 2017, was $9.01 and $8.63, respectively. The total fair value of PSUs vested in 2019 and 2018, was $7 million and $2 million, respectively. No PSUs vested in 2017. We paid $1 million for liability-based PSUs in 2019. There was no cash paid for liability-based PSUs in 2018 and 2017.
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
There was a $1 million reversal in share-based compensation expense under the Deferred Compensation plan for the year ended December 31, 2019. Share-based compensation expense for the years December 31, 2018 and 2017 was less than $1 million and $1 million, respectively.
RSUs and DSUs outstanding under the Deferred Compensation Plan as of December 31, 2019 and 2018, were 330,900 and 260,672, respectively. The total fair value of RSUs and DSUs vested in 2019, 2018 and 2017, was less than $1 million, $1 million, and less than $1 million, respectively.

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
In each of 2019, 2018 and 2017, no assets were identifiable by segment and reviewed by management.
Information about certain segment data for the years ended December 31, 2019, 2018 and 2017, was as follows:

(In millions)	Market Pulp (1)	Tissue (2) (3)	Wood Products (4)	Newsprint	Specialty Papers	Segment Total	Corporate and Other	Total
Sales
2019	$797	$165	$616	$773	$572	$2,923	$—	$2,923
2018	$1,085	$130	$823	$907	$811	$3,756	$—	$3,756
2017	$911	$81	$797	$842	$882	$3,513	$—	$3,513
Depreciation and amortization
2019	$23	$18	$34	$29	$43	$147	$20	$167
2018	$27	$15	$32	$66	$47	$187	$25	$212
2017	$31	$5	$33	$66	$45	$180	$24	$204
Operating income (loss)
2019	$39	$(16)	$(6)	$49	$33	$99	$(82)	$17
2018	$172	$(30)	$169	$74	$40	$425	$(46)	$379
2017	$79	$(6)	$186	$(23)	$(9)	$227	$(185)	$42
Capital expenditures
2019	$29	$8	$23	$16	$27	$103	$10	$113
2018	$53	$27	$37	$18	$16	$151	$4	$155
2017	$12	$101	$9	$6	$20	$148	$16	$164

(1)
Inter-segment sales of $36 million, $39 million and $36 million, were excluded from market pulp sales for the years ended December 31, 2019, 2018 and 2017, respectively. Effective July 1, 2019, these sales were transacted either at the lowest market price of the previous month or cost. Previously these sales were transacted at cost. This change had no material impact on the segment presentation.

(2)	The operating results of our Calhoun tissue operations, previously recorded under “corporate and other,” have been recorded in our tissue segment since April 1, 2018.

(3)	Tissue capital expenditures in 2017 consisted almost entirely of expenditures for the tissue manufacturing and converting facility in Calhoun.

(4)
Wood products sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $22 million, $26 million and $20 million for the years ended December 31, 2019, 2018 and 2017, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Sales are attributed to countries based on the location of the customer. No single customer, related or otherwise, accounted for 10% or more of our 2019, 2018 or 2017 consolidated sales. No country in the “Other countries” group in the table below exceeded 2% of consolidated sales. Sales by country for the years ended December 31, 2019, 2018 and 2017, were as follows:

(In millions)	2019	2018	2017
U.S.	$2,026	$2,581	$2,387
Foreign countries:
Canada	405	513	517
Mexico	87	148	126
Other countries	405	514	483
	897	1,175	1,126
	$2,923	$3,756	$3,513

Long-lived assets by country as of December 31, 2019 and 2018, were as follows:

(In millions)	2019	2018
U.S.	$540	$525
Canada	1,028	1,040
	$1,568	$1,565

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 19. Condensed Consolidating Financial Information
The following information is presented in accordance with Rule 3-10 of Regulation S-X and the public information requirements of Rule 144 promulgated pursuant to the Securities Act, as amended, in connection with Resolute Forest Products Inc.’s 2023 Notes that are fully and unconditionally guaranteed, on a joint and several basis, by all of our 100% owned material U.S. subsidiaries (or, the “Guarantor Subsidiaries”). The 2023 Notes are not guaranteed by our foreign subsidiaries (or, the “Non-guarantor Subsidiaries”).
The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2019, 2018 and 2017, the Balance Sheets as of December 31, 2019 and 2018, and the Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, for the Parent, the Guarantor Subsidiaries on a combined basis, and the Non-guarantor Subsidiaries also on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Year Ended December 31, 2019
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$2,379	$2,210	$(1,666)	$2,923
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	2,371	1,497	(1,670)	2,198
Depreciation and amortization	—	38	129	—	167
Distribution costs	—	94	297	(2)	389
Selling, general and administrative expenses	16	45	75	—	136
Closure costs, impairment and other related charges	—	18	—	—	18
Net gain on disposition of assets	—	—	(2)	—	(2)
Operating (loss) income	(16)	(187)	214	6	17
Interest expense	(63)	(6)	(11)	49	(31)
Non-operating pension and other postretirement benefit credits	—	12	35	—	47
Other (expense) income, net	(3)	57	(27)	(49)	(22)
Equity in income of subsidiaries	35	18	—	(53)	—
(Loss) income before income taxes	(47)	(106)	211	(47)	11
Income tax provision	—	—	(57)	(1)	(58)
Net (loss) income including noncontrolling interest	(47)	(106)	154	(48)	(47)
Net income attributable to noncontrolling interest	—	—	—	—	—
Net (loss) income attributable to Resolute Forest Products Inc.	$(47)	$(106)	$154	$(48)	$(47)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(276)	$(189)	$1	$188	$(276)

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2018
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$3,123	$2,468	$(1,835)	$3,756
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	2,856	1,521	(1,828)	2,549
Depreciation and amortization	—	78	134	—	212
Distribution costs	—	158	320	(3)	475
Selling, general and administrative expenses	26	64	75	—	165
Closure costs, impairment and other related charges	—	120	1	—	121
Net gain on disposition of assets	—	(141)	(4)	—	(145)
Operating (loss) income	(26)	(12)	421	(4)	379
Interest expense	(87)	(7)	(12)	59	(47)
Non-operating pension and other postretirement benefit credits	—	14	36	—	50
Other income, net	—	52	38	(85)	5
Equity in income of subsidiaries	348	99	—	(447)	—
Income before income taxes	235	146	483	(477)	387
Income tax provision	—	—	(153)	1	(152)
Net income including noncontrolling interest	235	146	330	(476)	235
Net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Resolute Forest Products Inc.	$235	$146	$330	$(476)	$235
Comprehensive income attributable to Resolute Forest Products Inc.	$67	$118	$185	$(303)	$67

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2019
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$3	$—	$—	$3
Accounts receivable, net	1	226	122	—	349
Accounts receivable from affiliates	—	268	749	(1,017)	—
Inventories, net	—	169	360	(7)	522
Advance and interest receivable from parent	—	71	—	(71)	—
Interest receivable from affiliate	—	4	—	(4)	—
Other current assets	—	12	21	—	33
Total current assets	1	753	1,252	(1,099)	907
Fixed assets, net	—	510	949	—	1,459
Amortizable intangible assets, net	—	3	45	—	48
Deferred income tax assets	—	1	912	2	915
Operating lease right-of-use assets	—	27	34	—	61
Notes receivable from parent	—	1,297	—	(1,297)	—
Note receivable from affiliate	—	112	—	(112)	—
Investments in consolidated subsidiaries and affiliates	3,565	2,076	—	(5,641)	—
Other assets	—	179	57	—	236
Total assets	$3,566	$4,958	$3,249	$(8,147)	$3,626
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$6	$109	$227	$—	$342
Current portion of long-term debt	—	1	—	—	1
Current portion of operating lease liabilities	—	4	4	—	8
Accounts payable to affiliates	278	784	—	(1,062)	—
Advance and interest payable to subsidiary	71	—	—	(71)	—
Interest payable to affiliate	—	—	4	(4)	—
Total current liabilities	355	898	235	(1,137)	351
Long-term debt, net of current portion	371	77	—	—	448
Notes payable to subsidiaries	1,297	—	—	(1,297)	—
Note payable to affiliate	—	—	112	(112)	—
Pension and other postretirement benefit obligations	—	378	1,082	—	1,460
Operating lease liabilities, net of current portion	—	25	32	—	57
Other liabilities	—	21	54	—	75
Total liabilities	2,023	1,399	1,515	(2,546)	2,391
Total equity	1,543	3,559	1,734	(5,601)	1,235
Total liabilities and equity	$3,566	$4,958	$3,249	$(8,147)	$3,626

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2019
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$10	$75	$—	$85
Cash flows from investing activities:
Cash invested in fixed assets	$—	$(31)	$(82)	$—	$(113)
Disposition of assets	—	2	1	—	3
Decrease in countervailing duty cash deposits on supercalendered paper	—	1	—	—	1
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	—	(59)	—	—	(59)
Decrease in countervailing duty cash deposits on uncoated groundwood paper	—	6	—	—	6
Advance to parent	—	(12)	—	12	—
Increase in notes receivable from parent	—	(237)	—	237	—
Net cash used in investing activities	—	(330)	(81)	249	(162)
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	71	—	—	71
Repayments of debt	(225)	(46)	—	—	(271)
Purchases of treasury stock	(24)	—	—	—	(24)
Payments of financing and credit facility fees	—	(3)	(1)	—	(4)
Advance from subsidiary	12	—	—	(12)	—
Increase in notes payable to subsidiary	237	—	—	(237)	—
Net cash provided by (used in) financing activities	—	22	(1)	(249)	(228)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	—	—	2	—	2
Net decrease in cash and cash equivalents, and restricted cash	$—	$(298)	$(5)	$—	$(303)
Cash and cash equivalents, and restricted cash:
Beginning of year	$—	$306	$39	$—	$345
End of year	$—	$8	$34	$—	$42
Cash and cash equivalents, and restricted cash at year end:
Cash and cash equivalents	$—	$3	$—	$—	$3
Restricted cash (included in “Other assets”)	$—	$5	$34	$—	$39

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2018
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$334	$101	$—	$435
Cash flows from investing activities:
Cash invested in fixed assets	$—	$(51)	$(104)	$—	$(155)
Disposition of assets	—	335	1	—	336
Decrease in countervailing duty cash deposits on supercalendered paper, net	—	48	—	—	48
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	—	(77)	—	—	(77)
Increase in countervailing duty cash deposits on uncoated groundwood paper	—	(6)	—	—	(6)
Advance to parent	—	(1)	—	1	—
Increase in notes receivable from affiliate, net	—	(135)	—	135	—
Net cash provided by (used in) investing activities	—	113	(103)	136	146
Cash flows from financing activities:
Net repayments under revolving credit facilities	—	(144)	—	—	(144)
Payment of special dividend	(136)	—	—	—	(136)
Payments of financing and credit facility fees	(1)	—	—	—	(1)
Advance from subsidiary	1	—	—	(1)	—
Increase (decrease) in notes payable to affiliate	136	—	(1)	(135)	—
Net cash used in financing activities	—	(144)	(1)	(136)	(281)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	—	—	(4)	—	(4)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$—	$303	$(7)	$—	$296
Cash and cash equivalents, and restricted cash:
Beginning of year	$—	$3	$46	$—	$49
End of year	$—	$306	$39	$—	$345
Cash and cash equivalents, and restricted cash at year end:
Cash and cash equivalents	$—	$301	$3	$—	$304
Restricted cash (included in “Other assets”)	$—	$5	$36	$—	$41

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2017
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$125	$33	$—	$158
Cash flows from investing activities:
Cash invested in fixed assets	$—	$(116)	$(48)	$—	$(164)
Disposition of assets	—	—	21	—	21
Increase in countervailing duty cash deposits on supercalendered paper	—	(22)	—	—	(22)
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	—	(26)	—	—	(26)
Decrease in notes receivable from affiliate, net	—	22	—	(22)	—
Net cash used in investing activities	—	(142)	(27)	(22)	(191)
Cash flows from financing activities:
Net borrowings under revolving credit facilities	—	19	—	—	19
Acquisition of noncontrolling interest in Donohue Malbaie Inc.	—	—	(15)	—	(15)
Repayment of debt	—	(1)	—	—	(1)
Decrease in notes payable to affiliate, net	—	—	(22)	22	—
Net cash provided by (used in) financing activities	—	18	(37)	22	3
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	—	—	6	—	6
Net increase (decrease) in cash and cash equivalents, and restricted cash	$—	$1	$(25)	$—	$(24)
Cash and cash equivalents, and restricted cash:
Beginning of year	$—	$2	$71	$—	$73
End of year	$—	$3	$46	$—	$49
Cash and cash equivalents, and restricted cash at year end:
Cash and cash equivalents	$—	$3	$3	$—	$6
Restricted cash (included in “Other current assets”)	$—	$—	$4	$—	$4
Restricted cash (included in “Other assets”)	$—	$—	$39	$—	$39

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 20. Quarterly Information (Unaudited)

	2019
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$795	$755	$705	$668	$2,923
Operating income (loss)	$64	$40	$(18)	$(69)	$17
Net income (loss) attributable to Resolute Forest Products Inc.	$42	$25	$(43)	$(71)	$(47)
Basic net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders	$0.45	$0.27	$(0.47)	$(0.79)	$(0.51)
Diluted net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders	$0.45	$0.27	$(0.47)	$(0.79)	$(0.51)

	2018
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$874	$976	$974	$932	$3,756
Operating income	$48	$121	$135	$75	$379
Net income attributable to Resolute Forest Products Inc.	$10	$72	$117	$36	$235
Basic net income per share attributable to Resolute Forest Products Inc. common shareholders	$0.11	$0.79	$1.28	$0.39	$2.57
Diluted net income per share attributable to Resolute Forest Products Inc. common shareholders	$0.11	$0.77	$1.25	$0.38	$2.52

Note 21. Subsequent Event
The following significant event occurred subsequent to December 31, 2019:

•
On February 1, 2020 (or, the “Closing Date”), we acquired from Conifex Timber Inc. all of the equity securities and membership interests in certain of its subsidiaries, the business of which consists mainly in the operation of three sawmills and related assets in Cross City (Florida) and in Glenwood and El Dorado (Arkansas) (or, the “U.S. Sawmill Business”). The U.S. Sawmill Business acquired produces construction-grade dimensional lumber and decking products from locally sourced southern yellow pine for distribution within the U.S.

The fair value of the consideration, paid in cash at the Closing Date, for the U.S. Sawmill Business acquired was $175 million, subject to post-closing working capital adjustments. We financed the acquisition by borrowing $175 million under our revolving credit facilities. The acquisition will be accounted for using the acquisition method of accounting whereby the net assets acquired and results of operations will be consolidated from the Closing Date. Since the initial accounting for the business combination is incomplete at the time of issuance of our Consolidated Financial Statements, certain disclosures are not included. Specifically, we have not yet completed a preliminary purchase price allocation of the assets acquired and liabilities assumed.
This acquisition will diversify our lumber production, and increase our operating capacity in the U.S. South.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Resolute Forest Products Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Resolute Forest Products Inc. and its subsidiaries, (together, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive (loss) income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (or, “COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.
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
March 2, 2020
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
Management assessed the effectiveness of Resolute Forest Products Inc.’s internal control over financial reporting as of December 31, 2019. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Resolute Forest Products Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2019, Resolute Forest Products Inc.’s internal control over financial reporting was effective.
The effectiveness of Resolute Forest Products Inc.’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report above.

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
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2019. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
Management’s Report on Internal Control over Financial Reporting
Management has issued its report on internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective as of December 31, 2019. Management’s report on internal control over financial reporting can be found on page 119 of this Form 10-K. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2019. This report can be found on page 117 of this Form 10-K.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of internal control over financial reporting, there were no changes during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information appearing under the captions entitled “Management Proposals – Vote on the Election of Directors,” “Delinquent Section 16(a) Reports,” and “Corporate Governance and Board Matters” in our definitive proxy statement for our 2020 annual meeting of shareholders to be held on May 12, 2020 (or, our “2020 proxy statement”), which will be filed within 120 days of the end of our fiscal year ended December 31, 2019, is incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information appearing under the captions entitled “Executive Compensation,” “Corporate Governance and Board Matters,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our 2020 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under the caption entitled “Information on Stock Ownership” in our 2020 proxy statement is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2019, regarding securities to be issued upon exercise of outstanding stock options or pursuant to outstanding stock unit awards, and securities remaining available for issuance under our equity compensation plans. The Incentive Plans are the only compensation plans with shares authorized.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,619,353	(1)	$—		1,380,647
Equity compensation plans not approved by security holders (2)	3,992,091	(3)	$16.09	(4)	—
Total	5,611,444		$16.09		1,380,647

(1)
Includes shares issuable upon the exercise of 606,451 RSUs issued under the 2019 Incentive Plan, at a rate of one share per unit. Also includes shares issuable upon the settlement of 606,451 PSUs issued under the 2019 Incentive Plan at the maximum payout rate (1,012,902 shares).

(2)
The Incentive Plan was approved by the Courts in connection with the CCAA Creditor Protection Proceedings, and the creditor protection proceedings under Chapter 11 of the United States Bankruptcy Code, as amended, as applicable.

(3)
Includes shares issuable upon the exercise of 959,399 stock options and shares issuable upon the settlement of 985,601 RSUs and DSUs issued under the Incentive Plan, at a rate of one share per unit. Also includes shares issuable upon the settlement of 1,746,969 PSUs issued under the Incentive Plan at the maximum payout rate (2,047,091 shares).

(4)
The weighted-average exercise price in column (b) represents the weighted-average exercise price of the outstanding stock options disclosed in column (a). The stock unit awards do not have an exercise price and are not included in the calculation of the weighted-average exercise price in column (b).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the captions entitled “Related Party Transactions” and “Corporate Governance and Board Matters – Director Independence” in our 2020 proxy statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing under the caption entitled “Management Proposals – Vote on the Ratification of the Appointment of PricewaterhouseCoopers LLP” in our 2020 proxy statement is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as a part of this Form 10-K:

(1) The following are included at the indicated page of this Form 10-K:

(2) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

#2.1
Asset Purchase Agreement between Resolute FP US Inc., New-Indy Containerboard LLC and New-Indy Catawba LLC, dated October 2, 2018 (incorporated by reference from Exhibit 2.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed on January 7, 2019, SEC File No. 001-33776).

#2.2
Amendment to the Asset Purchase Agreement between Resolute FP US Inc., New-Indy Containerboard LLC and New-Indy Catawba LLC, dated December 27, 2018 (incorporated by reference from Exhibit 2.2 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed on January 7, 2019, SEC File No. 001-33776).

#2.3
Securities Purchase Agreement, dated December 23, 2019, among Conifex USA Inc., Conifex Holdco LLC, Conifex Timber Inc. and Resolute FP US Inc.(incorporated by reference from Exhibit 2.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed on December 27, 2019, SEC File No. 001-33776).

3.1
Amended and Restated Certificate of Incorporation of Resolute Forest Products Inc. (incorporated by reference from Exhibit 3.1 to Resolute Forest Product Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 1, 2013, SEC File No. 001-33776).

3.2
By-laws of Resolute Forest Products Inc., as amended through December 4, 2014 (incorporated by reference from Exhibit 3.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed on December 10, 2014, SEC File No. 001-33776).

4.1
Indenture, dated as of May 8, 2013, among Resolute Forest Products Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (incorporated by reference from Exhibit 4.4 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed May 10, 2013, SEC File No. 001-33776).

4.2
Supplemental Indenture, dated as of January 12, 2018 (to the Indenture dated as of May 8, 2013), by and among Resolute Forest Products Inc., certain subsidiary guarantors, and Wells Fargo Bank, N.A., as trustee (incorporated by reference from exhibit 10.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed January 12, 2018, SEC File No. 001-33776).

4.3
Registration Rights Agreement, dated as of May 8, 2013, among Resolute Forest Products Inc., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative. (incorporated by reference from Exhibit 4.5 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed May 10, 2013, SEC File No. 001-33776).

4.4	Description of the Securities Registered under Section 12 of the Securities Exchange Act of 1934.

Exhibit No.	Description
10.1
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

†10.2
AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed April 5, 2011, SEC File No. 001-33776).

†10.3
AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Director Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.4
AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.5
AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.14 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012, SEC File No. 001-33776).

†10.6
AbitibiBowater Executive Restricted Stock Unit Plan, effective as of April 1, 2011 (incorporated by reference from Exhibit 10.13 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed April 5, 2011, SEC File No. 001-33776).

†10.7
Retirement Compensation Trust Agreement (with Letter of Credit) between AbiBow Canada Inc. and AbitibiBowater Inc. and CIBC Mellon Trust Company, dated and effective as of November 1, 2011 (incorporated by reference from Exhibit 10.39 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012, SEC File No. 001-33776).

10.8
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

10.9
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

†10.10
Offer Letter between Jacques Vachon and AbitibiBowater Inc., dated March 19, 2012 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 10, 2012, SEC File No. 001-33776).

†10.11
Resolute Forest Products DC Make-up Program, effective January 1, 2012 (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 10, 2012, SEC File No. 001-33776).

†10.12
Resolute Forest Products Inc. Severance Policy – Chief Executive Officer and Direct Reports, effective as of August 1, 2012 (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 9, 2012, SEC File No. 001-33776).

†10.13
Resolute Forest Products Equity Incentive Plan (previously named the AbitibiBowater Inc. 2010 Equity Incentive Plan), effective as of December 9, 2010 (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012, SEC File No. 001-33776).

†10.14
Resolute Forest Products Outside Director Deferred Compensation Plan (previously named the AbitibiBowater Inc. Outside Director Deferred Compensation Plan), effective as of April 1, 2011 (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012, SEC File No. 001-33776).

†10.15
Form of Indemnification Agreement for Directors and Officers of Resolute Forest Products Inc. (incorporated by reference from Exhibit 10.41 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 1, 2013, SEC File No. 001-33776).

†10.16
Resolute Forest Products Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.41 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 3, 2014, SEC File No. 001-33776).

Exhibit No.	Description

†10.17
Offer Letter between Richard Tremblay and Resolute Forest Products Inc., dated February 4, 2014 (incorporated by reference from Exhibit 10.43 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 3, 2014, SEC File No. 001-33776).

†10.18
First Amendment dated February 14, 2014 to the AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.44 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015, SEC File No. 001-33776).

†10.19
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

†10.20
Form of Indemnification Agreement for Directors and Officers of Resolute Forest Products Inc. (incorporated by reference from Exhibit 10.46 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015, SEC File No. 001-33776).

10.21
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

†10.22
Resolute Forest Products Equity Incentive Plan Form of Director Deferred Stock Unit Agreement (incorporated by reference from Exhibit 10.39 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.23
Resolute Forest Products Equity Incentive Plan Form of Director Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.40 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.24
Indemnification Policy for the Executive Officers and Chief Accounting Officer of Resolute Forest Products Inc (incorporated by reference from Exhibit 10.41 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.25
Guarantee Agreement, entered into on February 21, 2017, and dated as of June 18, 2014, between Resolute FP Canada Inc. and Resolute FP US Inc. as Guarantors, and Jacques Vachon as the Guaranteed Party (incorporated by reference from Exhibit 10.42 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.26
First Amendment to the Resolute Forest Products Equity Incentive Plan, dated February 28, 2017 (incorporated by reference from Exhibit 10.43 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.27
Offer Letter between Patrice Minguez and Resolute Forest Products Inc., dated July 24, 2017 (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, SEC File No. 001-33776).

†10.28
Form of Resolute Forest Products Equity Incentive Plan Executive Stock Settled Performance Stock Unit Agreement (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017, SEC File No. 001-33776).

†10.29
Second Amendment to the Resolute Forest Products Equity Incentive Plan, dated October 31, 2017 (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017, SEC File No. 001-33776).

†10.30
Executive Employment Agreement between Resolute Forest Products Inc. and Yves Laflamme, dated February 1, 2018 (incorporated by reference from Exhibit 10.51 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 1, 2018, SEC File No. 001-33776).

†10.31
Change in Control Agreement between Resolute Forest Products Inc. and Yves Laflamme, dated February 1, 2018 (incorporated by reference from Exhibit 10.52 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 1, 2018, SEC File No. 001-33776).

Exhibit No.	Description
†10.32
Director Compensation Program Chart, dated February 27, 2018 (incorporated by reference from Exhibit 10.54 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 1, 2018, SEC File No. 001-33776).

10.33
Note Purchase Agreement, dated as of December 21, 2018, among Resolute Forest Products Inc., and certain noteholders. (incorporated by reference from Exhibit 10.43 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 1, 2019, SEC File No. 001-33776).

†10.34
Offer Letter between Remi Lalonde and Resolute Forest Products Inc., dated January 30, 2019. (incorporated by reference from Exhibit 10.46 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 1, 2019, SEC File No. 001-33776).

†10.35
Form of Resolute Forest Products Equity Incentive Plan Director Cash-Settled Deferred Stock Unit Agreement. (incorporated by reference from Exhibit 10.47 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 1, 2019, SEC File No. 001-33776).

†10.36
Form of Resolute Forest Products Equity Incentive Plan Director Cash-Settled Restricted Stock Unit Agreement. (incorporated by reference from Exhibit 10.48 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 1, 2019, SEC File No. 001-33776).

†10.37
Form of First Amendment to the Resolute Forest Products Equity Incentive Plan Director Deferred Stock Unit Agreement. (incorporated by reference from Exhibit 10.51 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 1, 2019, SEC File No. 001-33776).

†10.38
Form of First Amendment to the Resolute Forest Products Equity Incentive Plan Director Restricted Stock Unit Agreement. (incorporated by reference from Exhibit 10.52 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 1, 2019, SEC File No. 001-33776).

10.39
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

†10.40
2019 Resolute Forest Products Inc. Short-Term Incentive Plan – U.S. (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 9, 2019, SEC File No. 001-33776).

†10.41
2019 Resolute Forest Products Inc. Short-Term Incentive Plan – Canada / International. (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 9, 2019, SEC File No. 001-33776).

†10.42
Resolute Forest Products Inc. 2019 Equity Incentive Plan. (incorporated by reference from Exhibit 10.4 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 9, 2019, SEC File No. 001-33776).

10.43
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

†10.44
Form of Resolute Forest Products 2019 Equity Incentive Plan Cash Settled Restricted Stock Unit Agreement. (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed November 12, 2019, SEC File No. 001-33776).

†10.45
Form of Resolute Forest Products 2019 Equity Incentive Plan Stock Settled Performance Stock Unit Agreement. (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed November 12, 2019, SEC File No. 001-33776).

Exhibit No.	Description
†10.46
Form of Resolute Forest Products 2019 Equity Incentive Plan Stock Settled Restricted Stock Unit Agreement. (incorporated by reference from Exhibit 10.4 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed November 12, 2019, SEC File No. 001-33776).

†10.47
Summary of 2020 Resolute Forest Products Inc. Short-Term Incentive Plan (incorporated by reference from the description in Resolute Forest Products Inc.’s Current Report on Form 8-K filed January 30, 2020, SEC File No. 001-33776).

21.1	Subsidiaries of the registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of attorney for certain Directors of the registrant.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
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

RESOLUTE FOREST PRODUCTS INC.

Date: March 2, 2020	By:	/s/ Yves Laflamme
Yves Laflamme
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yves Laflamme	President and Chief Executive Officer	March 2, 2020
Yves Laflamme	(Principal Executive Officer)

/s/ Bradley P. Martin*	Chairman, Director	March 2, 2020
Bradley P. Martin

/s/ Remi G. Lalonde	Senior Vice President and Chief Financial Officer	March 2, 2020
Remi G. Lalonde	(Principal Financial Officer)

/s/ Hugues Dorban	Vice President and Chief Accounting Officer	March 2, 2020
Hugues Dorban	(Principal Accounting Officer)

/s/ Randall C. Benson*	Director	March 2, 2020
Randall C. Benson

/s/ Suzanne Blanchet*	Director	March 2, 2020
Suzanne Blanchet

/s/ Jennifer C. Dolan*	Director	March 2, 2020
Jennifer C. Dolan

/s/ Richard D. Falconer*	Director	March 2, 2020
Richard D. Falconer

/s/ Alain Rhéaume*	Director	March 2, 2020
Alain Rhéaume

/s/ Michael S. Rousseau*	Director	March 2, 2020
Michael S. Rousseau
* Remi G. Lalonde, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons that are filed herewith as Exhibit 24.1.

By:	/s/ Remi G. Lalonde
Remi G. Lalonde, Attorney-in-Fact