Form 10-Q
period 2020-03-31
Resolute Forest Products Inc.
filed 2020-05-11
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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
Yes ☐    No ☒
As of April 30, 2020, there were 87,358,428 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions of U.S. dollars, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Sales	$689	$795
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	524	554
Depreciation and amortization	42	40
Distribution costs	99	100
Selling, general and administrative expenses	34	37
Closure costs, impairment and other related charges	(2)	—
Operating (loss) income	(8)	64
Interest expense	(9)	(9)
Non-operating pension and other postretirement benefit credits	15	12
Other income (expense), net	28	(4)
Income before income taxes	26	63
Income tax provision	(27)	(21)
Net (loss) income including noncontrolling interest	(1)	42
Net income attributable to noncontrolling interest	—	—
Net (loss) income attributable to Resolute Forest Products Inc.	$(1)	$42
Net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.01)	$0.45
Diluted	$(0.01)	$0.45
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	88.1	92.4
Diluted	88.1	93.9
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in millions of U.S. dollars)

	Three Months Ended March 31,
	2020	2019
Net (loss) income including noncontrolling interest	$(1)	$42
Other comprehensive (loss) income:
Unamortized prior service credits
Change in unamortized prior service credits	(15)	(3)
Income tax provision	—	—
Change in unamortized prior service credits, net of tax	(15)	(3)
Unamortized actuarial losses
Change in unamortized actuarial losses	17	8
Income tax provision	(3)	(2)
Change in unamortized actuarial losses, net of tax	14	6
Foreign currency translation	(1)	—
Other comprehensive (loss) income, net of tax	(2)	3
Comprehensive (loss) income including noncontrolling interest	(3)	45
Comprehensive income attributable to noncontrolling interest	—	—
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(3)	$45
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions of U.S. dollars, except per share amount)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$116	$3
Accounts receivable, net:
Trade	299	273
Other	72	76
Inventories, net	560	522
Other current assets	37	33
Total current assets	1,084	907
Fixed assets, less accumulated depreciation of $1,698 and $1,658 as of March 31, 2020 and December 31, 2019, respectively	1,583	1,459
Amortizable intangible assets, less accumulated amortization of $28 and $27 as of March 31, 2020 and December 31, 2019, respectively	47	48
Deferred income tax assets	816	915
Operating lease right-of-use assets	61	61
Other assets	268	236
Total assets	$3,859	$3,626
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$328	$342
Current portion of long-term debt	2	1
Current portion of operating lease liabilities	8	8
Total current liabilities	338	351
Long-term debt, net of current portion	819	448
Pension and other postretirement benefit obligations	1,343	1,460
Operating lease liabilities, net of current portion	54	57
Other liabilities	71	75
Total liabilities	2,625	2,391
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 120.2 shares issued and 87.4 shares outstanding as of March 31, 2020; 119.5 shares issued and 86.7 shares outstanding as of December 31, 2019	—	—
Additional paid-in capital	3,804	3,802
Deficit	(1,246)	(1,245)
Accumulated other comprehensive loss	(1,181)	(1,179)
Treasury stock at cost, 32.8 shares as of March 31, 2020 and December 31, 2019	(144)	(144)
Total Resolute Forest Products Inc. shareholders’ equity	1,233	1,234
Noncontrolling interest	1	1
Total equity	1,234	1,235
Total liabilities and equity	$3,859	$3,626
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions of U.S. dollars)

	Three Months Ended March 31, 2020
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total Equity
Balance as of December 31, 2019	$—	$3,802	$(1,245)	$(1,179)	$(144)	$1	$1,235
Share-based compensation, net of withholding taxes	—	2	—	—	—	—	2
Net loss	—	—	(1)	—	—	—	(1)
Stock unit awards vested (0.7 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(2)	—	—	(2)
Balance as of March 31, 2020	$—	$3,804	$(1,246)	$(1,181)	$(144)	$1	$1,234

	Three Months Ended March 31, 2019
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interest	Total Equity
Balance as of December 31, 2018	$—	$3,802	$(1,198)	$(950)	$(120)	$1	$1,535
Net income	—	—	42	—	—	—	42
Stock unit awards vested (0.3 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	3	—	—	3
Balance as of March 31, 2019	$—	$3,802	$(1,156)	$(947)	$(120)	$1	$1,580
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions of U.S. dollars)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income including noncontrolling interest	$(1)	$42
Adjustments to reconcile net (loss) income including noncontrolling interest to net cash (used in) provided by operating activities:
Share-based compensation	3	2
Depreciation and amortization	42	40
Deferred income taxes	27	21
Net pension contributions and other postretirement benefit payments	(33)	(26)
Loss (gain) on translation of foreign currency denominated deferred income taxes	69	(19)
(Gain) loss on translation of foreign currency denominated pension and other postretirement benefit obligations	(82)	20
Net planned major maintenance amortization (payments)	6	(2)
Changes in working capital:
Accounts receivable	(20)	6
Inventories	(29)	(47)
Other current assets	(6)	(7)
Accounts payable and accrued liabilities	(18)	(6)
Other, net	(7)	(1)
Net cash (used in) provided by operating activities	(49)	23
Cash flows from investing activities:
Cash invested in fixed assets	(21)	(26)
Acquisition of business, net of cash acquired	(174)	—
Decrease in countervailing duty cash deposits on supercalendered paper	—	1
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	(15)	(14)
Decrease in countervailing duty cash deposits on uncoated groundwood paper	—	6
Other investing activities, net	4	—
Net cash used in investing activities	(206)	(33)
Cash flows from financing activities:
Net borrowings under revolving credit facilities	189	—
Proceeds from long-term debt	180	—
Repayments of debt	(1)	(225)
Net cash provided by (used in) financing activities	368	(225)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(3)	1
Net increase (decrease) in cash and cash equivalents, and restricted cash	$110	$(234)
Cash and cash equivalents, and restricted cash:
Beginning of period	$42	$345
End of period	$152	$111
Cash and cash equivalents, and restricted cash at period end:
Cash and cash equivalents	$116	$69
Restricted cash (included in “Other current assets”)	$—	$1
Restricted cash (included in “Other assets”)	$36	$41
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
Financial statements
Our interim consolidated financial statements and accompanying notes (or, the “Consolidated Financial Statements”) are unaudited and have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (or, the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (or, “GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the unaudited interim Consolidated Financial Statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year. These unaudited interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020. Certain prior period amounts in the notes to our Consolidated Financial Statements have been reclassified to conform to the 2020 presentation.
Use of estimates
The uncertainties around the novel coronavirus (or, “COVID-19”) pandemic required the use of judgments and estimates that resulted in no significant impacts to our Consolidated Financial Statements as of and for the three months ended March 31, 2020. The future impact of the COVID-19 pandemic could generate, in future reporting periods, a significant risk of material adjustment to the carrying amounts of deferred income tax assets and long-lived assets.
New accounting pronouncements adopted in 2020
ASU 2016-13 “Measurement of Credit Losses on Financial Instruments”
Effective January 1, 2020, we adopted on a modified retrospective basis Accounting Standards Update (or, “ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments,” issued by the Financial Accounting Standards Board (or, the “FASB”) in 2016 and amended in 2018 by ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” which introduces the current expected credit losses model in the estimation of credit losses on financial instruments. The adoption of this new accounting guidance did not impact the opening deficit balance as of January 1, 2020. As a result of the adoption of ASU 2016-13, our accounts receivable accounting policy was updated as follows:
Accounts receivable are recorded at cost, net of an allowance for expected credit losses that is based on expected collectability, and such carrying value approximates fair value.
Accounts receivable are subject to impairment review that is based on the aging method. Impairment is calculated based on how long a receivable has been outstanding. We established an impairment loss allowance by considering historical credit loss experience (based on days past due), current conditions, and forward-looking factors specific to the customers and the economic environment.
We also consider if we are no longer doing business with the customer, and any other factors that may affect collectability from customers with significant outstanding balances. A receivable is written off when there is no reasonable expectation of recovering the contractual cash flows. Usually, the allowance for doubtful accounts fully covers the receivable.
ASU 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”
Effective January 1, 2020, we adopted ASU 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” issued by the FASB in 2018. The adoption of this accounting guidance did not impact our Consolidated Financial Statements and disclosures.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

ASU 2018-15 “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”
Effective January 1, 2020, we adopted ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” issued by the FASB in 2018, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The adoption of this accounting guidance did not materially impact our results of operations or financial position.
Accounting pronouncement not yet adopted as of March 31, 2020
ASU 2020-04 “Reference Rate Reform”
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This update provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform. This update is effective as of March 12, 2020, through December 31, 2022. We are currently evaluating this accounting guidance and have not elected an adoption date. We do not expect this accounting guidance to materially impact our results of operations or financial position.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 2. Business Acquisition
On February 1, 2020 (or, the “Acquisition Date”), we acquired from Conifex Timber Inc. all of the equity securities and membership interests in certain of its subsidiaries, the business of which consists mainly in the operation of three sawmills and related assets in Cross City (Florida) and in Glenwood and El Dorado (Arkansas) (or, the “U.S. Sawmill Business”). The U.S. Sawmill Business acquired produces construction-grade dimensional lumber and decking products from locally sourced southern yellow pine for distribution within the U.S.
The fair value of the consideration, paid in cash at the Acquisition Date, for the U.S. Sawmill Business acquired was $175 million, subject to post-closing working capital adjustments.
This acquisition will diversify our lumber production, and increase our operating capacity in the U.S. South.
Preliminary allocation of purchase price to assets acquired and liabilities assumed
We accounted for the acquisition of the U.S. Sawmill Business as a business combination, which requires us to record the identifiable assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired is recorded as goodwill. We have commenced the appraisals necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the Acquisition Date. As of the date of publication of our Consolidated Financial Statements, the fair value assessment process of the assets acquired and liabilities assumed is still ongoing. Accordingly, our preliminary allocation of the purchase price is based on the corresponding book values of the U.S. Sawmill Business as of the Acquisition Date, and the amount by which the purchase price exceeds these book values was recorded in “Other assets” in our Consolidated Balance Sheet. This valuation is preliminary in nature and thus, could yield significant adjustments of the values allocated upon completion of the fair value assessment process. The final determination of the fair values of the assets acquired and liabilities assumed will be completed within the measurement period of up to one year from the Acquisition Date permitted under GAAP.
The following table summarizes our preliminary allocation of the purchase price to the fair values of assets acquired and liabilities assumed at the Acquisition Date:

(Unaudited, in millions)
Current assets (1)	$18
Fixed assets	150
Operating lease right-of-use assets	2
Goodwill (2)	—
Other assets	18
Total assets acquired and goodwill	$188
Current liabilities	$10
Long-term debt, net of current portion	2
Operating lease liabilities, net of current portion	1
Total liabilities assumed	$13
Net assets acquired	$175

Fair value of consideration transferred	$175

(1)	Includes cash and cash equivalents of $1 million.

(2)
The preliminary purchase price allocation resulted in the recognition of an amount of goodwill of nil. As explained above, the valuation process of assets acquired and liabilities assumed is still ongoing and, as a result, the value allocated to goodwill could change significantly following the completion of the purchase price allocation.

In connection with the acquisition of the U.S. Sawmill Business, we recorded transaction costs of $2 million in “Other income (expense), net” in our Consolidated Statement of Operations for the three months ended March 31, 2020.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 3. Other Income (Expense), Net
Other income (expense), net includes foreign exchange gain of $23 million and foreign exchange loss of $4 million for the three months ended March 31, 2020 and 2019, respectively.
Note 4. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the three months ended March 31, 2020 and 2019, was as follows:

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2019	$16	$(1,189)	$(6)	$(1,179)
Other comprehensive loss before reclassifications	—	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss	(15)	14	—	(1)
Net current period other comprehensive (loss) income	(15)	14	(1)	(2)
Balance as of March 31, 2020	$1	$(1,175)	$(7)	$(1,181)

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2018	$28	$(971)	$(7)	$(950)
Amounts reclassified from accumulated other comprehensive loss	(3)	6	—	3
Balance as of March 31, 2019	$25	$(965)	$(7)	$(947)

The reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019, were comprised of the following:

	Three Months Ended March 31,
(Unaudited, in millions)	2020	2019	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(1)	$(3)	Non-operating pension and other postretirement benefit credits (1)
Other items	(14)	—
	—	—	Income tax provision
Net of tax	(15)	(3)
Unamortized Actuarial Losses
Amortization of actuarial losses	14	8	Non-operating pension and other postretirement benefit credits (1)
Other items	3	—
	(3)	(2)	Income tax provision
Net of tax	14	6
Total Reclassifications	$(1)	$3

(1)
These items are included in the computation of net periodic benefit cost (credit) related to our pension and other postretirement benefit (or, “OPEB”) plans summarized in Note 9, “Employee Benefit Plans.”

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 5. Net (Loss) Income Per Share
The reconciliation of the basic and diluted net (loss) income per share for the three months ended March 31, 2020 and 2019, was as follows:

	Three Months Ended March 31,
(Unaudited, in millions, except per share amounts)	2020	2019
Numerator:
Net (loss) income attributable to Resolute Forest Products Inc.	$(1)	$42
Denominator:
Weighted-average number of Resolute Forest Products Inc. common shares outstanding	88.1	92.4
Dilutive impact of nonvested stock unit awards	—	1.5
Diluted weighted-average number of Resolute Forest Products Inc. common shares outstanding	88.1	93.9
Net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.01)	$0.45
Diluted	$(0.01)	$0.45

The weighted-average number of outstanding stock options and nonvested equity-classified restricted stock units, deferred stock units and performance stock units (collectively, “stock unit awards”) that were excluded from the calculation of diluted net (loss) income per share, as their impact would have been antidilutive, for the three months ended March 31, 2020 and 2019, was as follows:

	Three Months Ended March 31,
(Unaudited, in millions)	2020	2019
Stock options	1.0	1.1
Stock unit awards	1.5	—

Note 6. Inventories, Net
Inventories, net as of March 31, 2020 and December 31, 2019, were comprised of the following:

(Unaudited, in millions)	March 31, 2020	December 31, 2019
Raw materials	$158	$128
Work in process	51	46
Finished goods	160	164
Mill stores and other supplies	191	184
	$560	$522

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of March 31, 2020 and December 31, 2019, were comprised of the following:

(Unaudited, in millions)	March 31, 2020	December 31, 2019
Trade accounts payable	$249	$255
Accrued compensation	40	52
Accrued interest	9	3
Pension and other postretirement benefit obligations	14	15
Income and other taxes payable	4	4
Other	12	13
	$328	$342

Note 8. Long-Term Debt
Overview
Long-term debt, including current portion, as of March 31, 2020 and December 31, 2019, was comprised of the following:

(Unaudited, in millions)	March 31, 2020	December 31, 2019
5.875% senior unsecured notes due 2023:
Principal amount	$375	$375
Deferred financing costs	(2)	(3)
Unamortized discount	(1)	(1)
Total 5.875% senior unsecured notes due 2023	372	371
Term loans due 2030	180	—
Borrowings under revolving credit facilities	260	71
Finance lease obligations	9	7
Total debt	821	449
Less: Current portion of finance lease obligations	(2)	(1)
Long-term debt, net of current portion	$819	$448

2023 Notes
We issued $600 million in aggregate principal amount of 5.875% senior unsecured notes due 2023 (or, the “2023 Notes”) on May 8, 2013. Upon their issuance, the 2023 Notes were recorded at their fair value of $594 million, which reflected a discount of $6 million that is being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the 2023 Notes, resulting in an effective interest rate of 6%. Interest on the 2023 Notes is payable semi-annually beginning November 15, 2013, until their maturity date of May 15, 2023. In connection with the issuance of the 2023 Notes, we incurred financing costs of $9 million, which were deferred and recorded as a reduction of the 2023 Notes. Deferred financing costs are amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the 2023 Notes.
On January 3, 2019, we repurchased $225 million in aggregate principal amount of the 2023 Notes, pursuant to a notes purchase agreement entered into on December 21, 2018, with certain noteholders, at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. As a result of the repurchase, we recorded a net loss on extinguishment of debt of $3 million in “Other income (expense), net” in our Consolidated Statement of Operations for the three months ended March 31, 2019.
The fair value of the 2023 Notes (Level 1) was $318 million and $380 million as of March 31, 2020 and December 31, 2019, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

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
In March 2020, we borrowed under the Term Loan Facility $180 million in term loans maturing in 2030. As of March 31, 2020, we had no availability under the Revolving Credit Facility, which was fully drawn. The fair values of the Term Loan Facility (Level 2) and Revolving Credit Facility (Level 2) approximated their carrying values as of both March 31, 2020 and December 31, 2019.
ABL Credit Facility
On May 14, 2019, we entered into an amended senior secured asset-based revolving credit facility (or, the “ABL Credit Facility”) with an aggregate lender commitment of up to $500 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves. The amended credit agreement provides for an extension of the maturity date to May 14, 2024. As of March 31, 2020, we had $233 million of availability under the ABL Credit Facility, net of $80 million of borrowings and $48 million of ordinary course letters of credit outstanding. The fair value of the ABL Credit Facility (Level 2) approximated its carrying value as of both March 31, 2020 and December 31, 2019.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 9. Employee Benefit Plans
Pension and other postretirement benefit plans
The components of net periodic benefit cost (credit) relating to our pension and OPEB plans for the three months ended March 31, 2020 and 2019, were as follows:
Pension Plans:

	Three Months Ended March 31,
(Unaudited, in millions)	2020	2019
Interest cost	$38	$45
Expected return on plan assets	(56)	(63)
Amortization of actuarial losses	15	9
Non-operating pension credits	(3)	(9)
Service cost	4	4
Net periodic benefit costs (credits) before special events	1	(5)
Other loss	3	—
	$4	$(5)
OPEB Plans:

	Three Months Ended March 31,
(Unaudited, in millions)	2020	2019
Interest cost	$1	$1
Amortization of actuarial gains	(1)	(1)
Amortization of prior service credits	(1)	(3)
Non-operating other postretirement benefit credits	(1)	(3)
Service cost	—	—
Net periodic benefit credits before special events	(1)	(3)
Curtailment gain	(14)	—
	$(15)	$(3)

Defined contribution plans
Our expense for the defined contribution plans totaled $4 million and $5 million for the three months ended March 31, 2020 and 2019, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 10. Income Taxes
The income tax provision attributable to income before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the three months ended March 31, 2020 and 2019, as a result of the following:

	Three Months Ended March 31,
(Unaudited, in millions)	2020	2019
Income before income taxes	$26	$63
Income tax provision:
Expected income tax provision	(5)	(13)
Changes resulting from:
Valuation allowance (1)	(9)	(7)
Foreign exchange	(12)	3
State income taxes, net of federal income tax benefit	2	1
Foreign tax rate differences	(3)	(5)
	$(27)	$(21)

(1)	Relates to our U.S. operations.
Note 11. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, First Nations claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of March 31, 2020, will not have a material adverse effect on our Consolidated Financial Statements.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Customs”) at a rate of 12.82% for estimated countervailing duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills. The preliminary rate remained in effect until August 26, 2017. Commerce changed the rate in its final affirmative determination on November 2, 2017, but the new rate did not take effect until December 28, 2017, following the ITC’s final affirmative determination and the publication by Commerce of a countervailing duty order. Since that date, we have been required to resume paying cash deposits to U.S. Customs at a rate of 14.70% for our U.S. imports of Canadian-produced softwood lumber products. This rate will apply until Commerce sets a duty rate in an administrative review, or a new rate may be set through a remand determination by a North American Free Trade Agreement binational panel (or, “Panel”) on appeal. Through March 31, 2020, our cash deposits totaled $140 million and, based on the 14.70% rate and our current operating parameters, could be as high as $50 million per year. On January 31, 2020, Commerce issued its preliminary determination in the countervailing duties administrative review and established our new preliminary rate at 14.86%, which will not be effective until the issuance of the final determination.
On June 26, 2017, Commerce announced its preliminary determination in the anti-dumping investigation and, as a result, after June 30, 2017, we were required to pay cash deposits to U.S. Customs at a rate of 4.59% for estimated anti-dumping duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills. On November 2, 2017, Commerce announced its final affirmative determination in the anti-dumping investigation and, as a result, since November 8, 2017, we have been required to pay cash deposits to U.S. Customs, at a rate of 3.20% for our U.S. imports of Canadian-produced softwood lumber products. This rate will apply until Commerce sets a duty rate in an administrative review, or a new rate may be set through a remand determination by a Panel on appeal. Through March 31, 2020, our cash deposits totaled $37 million and, based on the 3.20% rate and our current operating parameters, could be as high as $10 million per year. On January 31, 2020, Commerce issued its preliminary determination in the anti-dumping administrative review and established our new preliminary rate at 1.18%, which will not be effective until the issuance of the final determination.
On April 1, 2019, Commerce published a notice initiating the administrative reviews of the countervailing duty and anti-dumping orders on softwood lumber products from Canada. We were selected as a mandatory respondent in these administrative reviews and we are in the process of responding to Commerce with the information requested. On March 10, 2020, Commerce published a notice initiating the second administrative review of the countervailing duty and anti-dumping orders on softwood lumber products from Canada. The selection process of mandatory respondents is ongoing.
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
We are not presently able to determine the ultimate resolution of these matters, but we believe it is not probable that we will ultimately be assessed with significant duties, if any, on our U.S. imports of Canadian-produced softwood lumber products. Accordingly, no contingent loss was recorded in respect of these petitions in our Consolidated Statements of Operations, and our cash deposits were recorded in “Other assets” in our Consolidated Balance Sheets. Cash deposits for the countervailing duty and anti-dumping investigations through December 31, 2019, totaled $128 million and $34 million, respectively.
Fibrek acquisition
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (or, “Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order by the Quebec Superior Court in Canada (or, “Quebec Superior Court”) approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. On September 26, 2019, the Quebec Superior Court rendered a decision fixing the fair value of the shares of the dissenting shareholders at C$1.99 per share, or C$31 million in aggregate, plus interest and an additional indemnity, for a total estimated at C$44 million payable in cash. As previously reported, we had accrued C$14 million for the payment of the dissenting shareholders’ claims and accrued an additional C$30 million following the court decision. Of the total amount of C$44 million, C$19 million was payable immediately and paid on October 2, 2019, bringing the remaining balance to C$25 million ($18 million and $19 million as of March 31, 2020 and December 31, 2019, respectively), which was recorded in “Other liabilities” in our Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. We are appealing the decision, therefore the payment of any additional consideration and its timing will depend on the outcome of the appeal. On November 13, 2019, a legal hypothec in the amount of C$30 million was registered on our Saint-Félicien (Quebec) immovable and movable property to secure the payment of any additional amounts following the outcome of the appeal.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or, the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to C$150 million ($105 million), would have to be funded if we do not obtain the relief sought. The hearing in this matter has not yet been scheduled but could occur in 2020.
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
We have environmental liabilities of $8 million recorded as of both March 31, 2020 and December 31, 2019, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and accrued liabilities” and “Other liabilities” in our Consolidated Balance Sheets.
We also have asset retirement obligations of $25 million and $26 million recorded as of March 31, 2020 and December 31, 2019, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets. These liabilities are included in “Accounts payable and accrued liabilities” and “Other liabilities” in our Consolidated Balance Sheets.
Note 12. Share Capital
On March 2, 2020, our board of directors authorized a share repurchase program of up to 15% of our common stock, for aggregate consideration of up to $100 million.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 13. Segment Information
We manage our business based on the products we manufacture. Accordingly, our reportable segments correspond to our principal product lines: market pulp, tissue, wood products, newsprint, and specialty papers.
None of the income or loss items following “Operating (loss) income” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, as well as other discretionary charges or credits are not allocated to our segments. We allocate depreciation and amortization expense to our segments, although the related fixed assets and amortizable intangible assets are not allocated to segment assets. Additionally, all selling, general and administrative expenses are allocated to our segments, with the exception of certain discretionary charges and credits, which we present under “corporate and other.”
Information about certain segment data for the three months ended March 31, 2020 and 2019, was as follows:

(Unaudited, in millions)	Market Pulp (1)	Tissue	Wood Products (2)	Newsprint	Specialty Papers	Segment Total	Corporate and Other	Total
Sales
First three months
2020	$177	$49	$174	$155	$134	$689	$—	$689
2019	$231	$39	$161	$212	$152	$795	$—	$795
Depreciation and amortization
First three months
2020	$6	$4	$11	$6	$11	$38	$4	$42
2019	$5	$5	$8	$7	$10	$35	$5	$40
Operating (loss) income
First three months
2020	$(3)	$2	$5	$(6)	$3	$1	$(9)	$(8)
2019	$42	$(8)	$6	$28	$15	$83	$(19)	$64

(1)
Inter-segment sales of $7 million and $11 million that were transacted either at the lowest market price of the previous month or cost for the three months ended March 31, 2020 and 2019, respectively, were excluded from market pulp sales.

(2)	Wood products sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $5 million for both the three months ended March 31, 2020 and 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is intended to help the reader understand Resolute Forest Products, our results of operations, cash flows and financial condition. The discussion is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes (or, the “Consolidated Financial Statements”) contained in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q (or, “Form 10-Q”).
When we refer to “Resolute Forest Products,” “Resolute,” “we,” “our,” “us” or the “Company,” we mean Resolute Forest Products Inc. with its subsidiaries, either individually or collectively, unless otherwise indicated.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF THIRD-PARTY DATA
Statements in this Form 10-Q that are not reported financial results or other historical information of Resolute Forest Products are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to the impact of the novel coronavirus (or, “COVID-19”) pandemic and resulting economic conditions on our business, results of operations and market price of our securities, and to our: efforts and initiatives to reduce costs, increase revenues, improve profitability; business and operating outlook; future pension obligations; assessment of market conditions; growth strategies and prospects, and the growth potential of the Company and the industry in which we operate; liquidity; future cash flows, including as a result of the changes to our pension funding obligations; estimated capital expenditures; and strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “see,” “anticipate,” “continue,” “attempt,” “project,” “progress,” “build,” “plan,” “grow” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs, and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations, and performance to differ materially from those expressed or implied in this Form 10-Q include, but are not limited to, the impact of: the COVID-19 pandemic and resulting economic conditions; developments in non-print media, and the effectiveness of our responses to these developments; intense competition in the forest products industry; any inability to offer products certified to globally recognized forestry management and chain of custody standards; any inability to successfully implement our strategies to increase our earnings power; the possible failure to successfully integrate acquired businesses with ours or to realize the anticipated benefits of acquisitions, such as our entry into wood manufacturing in the U.S., and tissue production and sales, or divestitures or other strategic transactions or projects, including loss of synergies following business divestitures; uncertainty or changes in political or economic conditions in the U.S., Canada or other countries in which we sell our products, including the effects of pandemics; global economic conditions; the highly cyclical nature of the forest products industry; any difficulties in obtaining timber or wood fiber at favorable prices, or at all; changes in the cost of purchased energy and other raw materials; physical and financial risks associated with global, regional, and local weather conditions, and climate change; any disruption in operations or increased labor costs due to labor disputes or occupational health and safety issues; difficulties in our employee relations or in employee attraction or retention; disruptions to our supply chain, operations, or the delivery of our products, including due to public health epidemics; disruptions to our information technology systems including cybersecurity incidents; risks related to the operation and transition of legacy system applications; negative publicity, even if unjustified; currency fluctuations; any increase in the level of required contributions to our pension plans, including as a result of any increase in the amount by which they are underfunded; our ability to maintain adequate capital resources to provide for all of our substantial capital requirements; the terms of our outstanding indebtedness, which could restrict our current and future operations; changes relating to the London Interbank Offered Rate, which could impact our borrowings under our credit facilities; losses that are not covered by insurance; any shutdown of machines or facilities, restructuring of operations or sale of assets resulting in any additional closure costs and long-lived asset impairment or accelerated depreciation charges; any need to record additional valuation allowances against our recorded deferred income tax assets; our exports from one country to another country becoming or remaining subject to duties, cash deposit requirements, border taxes, quotas, or other trade remedies or restrictions; countervailing and anti-dumping duties on imports to the U.S. of the vast majority of our softwood lumber products produced at our Canadian sawmills; any failure to comply with laws or regulations generally; any additional environmental or health and safety liabilities; any violation of trade laws, export controls, or other laws relating to our international sales and operations; adverse outcomes of legal proceedings, claims and governmental inquiries, investigations, and other disputes in which we are involved; the actions of holders of a significant percentage of our common stock; and the potential risks and uncertainties set forth under Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (or, the “SEC”) on March 2, 2020 (or, the

“2019 Annual Report”), which have been heightened by the COVID-19 pandemic, including related governmental responses and economic impacts, market disruptions and changes in consumer habits, and which should be read in conjunction with the COVID-19 pandemic risk factor update further described in Part II, Item 1A, “Risk Factors,” in this Form 10-Q.
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
We are guided by our vision and values, focusing on safety, sustainability, profitability, accountability, and teamwork. We believe we can be distinguished by the following competitive strengths:

•	Competitive cost structure combined with diversified and integrated asset base

–	large-scale and cost-effective operations, including significant internal energy production from cogeneration and hydroelectric facilities, which support our value proposition;

–	control over fiber transformation chain from standing timber to end-product for the majority of our offering;

–	nearly 100% of our products sourced from high-quality virgin fiber;

–	harvesting rights for the majority of fiber needs in Canada; and

–	sophisticated logistics capabilities to meet demanding customer expectations.

•	Solid balance sheet

–	favorable pricing and flexibility under borrowing agreements together with our liquidity levels support ability to weather challenging market cycles and to execute our transformation strategy;

–	significant tax assets to defer cash income taxes and provide synergies to execute this strategy; and

–	customers benefit from a financially stable and reliable business partner in a challenging industry.

•	Seasoned management team

–	deep industry expertise, with influential leaders in forestry, operations, environmental risk management and public policy;

–	culture of accountability, encouraging transparency and straightforwardness; and

–	core identity tied to renewable resources we harvest in a truly sustainable manner.

Our Business
For information relating to our products, strategy and highlights, sustainable development and performance, and power generation assets, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Our Business” in our 2019 Annual Report.
First Quarter Overview
Impact of the COVID-19 pandemic
While we continue to operate across all of our business segments, we’ve had to take a number of measures in the face of the dramatic reduction in economic activity due to the COVID-19 pandemic, such as reducing our operational footprint to demand levels consistent with essential needs, drawing on our credit facilities to keep higher levels of cash, reducing selling, general and administrative (or, “SG&A”) expenses and suspending or deferring capital spending.
Specifically, as of the end of the first quarter, we had reduced our operational footprint by temporarily idling paper machines representing in aggregate 23% of our run-rate capacity (equivalent of 22,000 metric tons per month in newsprint and 19,000 short tons per month in specialty papers) and sawmills representing in aggregate 15% of our run-rate capacity (equivalent of 25 million board feet per month). These decisions have led to workforce reductions and spending limitations or deferrals.
The impact of the COVID-19 pandemic has not negatively affected our market pulp and tissue businesses, which continue to operate to capacity. During the quarter, we drew on our credit facilities to keep higher levels of immediately-available cash, closing the quarter with cash and cash equivalents of $116 million.
Business acquisition
On February 1, 2020 (or, the “Acquisition Date”), we acquired from Conifex Timber Inc. all of the equity securities and membership interests in certain of its subsidiaries, the business of which consists mainly in the operation of three sawmills and related assets in Cross City (Florida) and in Glenwood and El Dorado (Arkansas) (or, the “U.S. Sawmill Business”). The U.S. Sawmill Business acquired produces construction-grade dimensional lumber and decking products from locally sourced southern yellow pine for distribution within the U.S.
The fair value of the consideration, paid in cash at the Acquisition Date, for the U.S. Sawmill Business acquired was $175 million, subject to post-closing working capital adjustments. For more information, see Note 2, “Business Acquisition,” to our Consolidated Financial Statements.
Three months ended March 31, 2020 vs. March 31, 2019
Our operating loss was $8 million in the quarter, compared to operating income of $64 million in the first quarter of 2019. Excluding special items, we incurred an operating loss of $10 million, compared to operating income of $64 million in the year-ago period. Special items are described below.
Our net loss in the quarter was $1 million, or $0.01 per share, compared to net income of $42 million, or $0.45 per diluted share, in the year-ago period. Our net loss in the quarter, excluding special items, was $29 million, or $0.33 per share, compared to net income of $30 million, or $0.32 per diluted share, in the year-ago period.

Three Months Ended March 31, 2020	Operating Loss	Net Loss	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(8)	$(1)	$(0.01)
Adjustments for special items:
Closure costs, impairment and other related charges	(2)	(2)	(0.02)
Non-operating pension and other postretirement benefit credits	—	(15)	(0.17)
Other income, net	—	(28)	(0.32)
Income tax effect of special items	—	17	0.19
Adjusted for special items (1)	$(10)	$(29)	$(0.33)

Three Months Ended March 31, 2019	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$64	$42	$0.45
Adjustments for special items:
Non-operating pension and other postretirement benefit credits	—	(12)	(0.13)
Other expense, net	—	4	0.04
Income tax effect of special items	—	(4)	(0.04)
Adjusted for special items (1)	$64	$30	$0.32
(1)Operating income (loss), net income (loss) and net income (loss) per share (or, “EPS”), in each case as adjusted for special items, are not financial measures recognized under U.S. generally accepted accounting principles (or, “GAAP”). We calculate operating income (loss), as adjusted for special items, as operating income (loss) from our Consolidated Statements of Operations, adjusted for items such as closure costs, impairment and other related charges that are excluded from our segment’s performance from GAAP operating income (loss). We calculate net income (loss), as adjusted for special items, as net income (loss) from our Consolidated Statements of Operations, adjusted for the same special items applied to operating income (loss), in addition to non-operating pension and other postretirement benefit (or, “OPEB”) costs and credits, other income and expense, net, and the income tax effect of the special items. EPS, as adjusted for special items, is calculated as net income (loss), as adjusted for special items, per diluted share. We believe that using these non-GAAP measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to compare our operations and financial performance from period to period. Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

RESULTS OF OPERATIONS
Consolidated Results
Selected financial information

	Three Months Ended March 31,
(Unaudited, in millions, except per share amounts)	2020	2019
Sales	$689	$795
Operating (loss) income per segment:
Market pulp	$(3)	$42
Tissue	2	(8)
Wood products	5	6
Newsprint	(6)	28
Specialty papers	3	15
Segment total	1	83
Corporate and other	(9)	(19)
Operating (loss) income	$(8)	$64
Net (loss) income attributable to Resolute Forest Products Inc.	$(1)	$42
Net (loss) income per common share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.01)	$0.45
Diluted	$(0.01)	$0.45
Adjusted EBITDA (1)	$32	$104

(Unaudited, in millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$116	$3
Total assets	$3,859	$3,626

(1)
Earnings before interest expense, income taxes, and depreciation and amortization (or, “EBITDA”) and adjusted EBITDA are not financial measures recognized under GAAP. EBITDA is calculated as net income (loss) including noncontrolling interest from the Consolidated Statements of Operations, adjusted for interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA means EBITDA, excluding special items, such as closure costs, impairment and other related charges, non-operating pension and OPEB costs and credits, and other income and expense, net. We believe that using non-GAAP measures such as EBITDA and adjusted EBITDA is useful because they are consistent with the indicators management uses internally to measure the Company’s performance and it allows the reader to compare our operations and financial performance from period to period. EBITDA and adjusted EBITDA are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

	Three Months Ended March 31,
(Unaudited, in millions)	2020	2019
Net (loss) income including noncontrolling interest	$(1)	$42
Interest expense	9	9
Income tax provision	27	21
Depreciation and amortization	42	40
EBITDA	77	112
Closure costs, impairment and other related charges	(2)	—
Non-operating pension and other postretirement benefit credits	(15)	(12)
Other (income) expense, net	(28)	4
Adjusted EBITDA	$32	$104
Three months ended March 31, 2020 vs. March 31, 2019
Operating (loss) income variance analysis
Sales
Sales decreased by $106 million compared to the year-ago period, to $689 million. After removing the sales related to the acquisition of the U.S. Sawmill Business in the first quarter of 2020, sales declined by $122 million. Lower volume reduced sales by $10 million, reflecting lower shipments in newsprint and wood products from our Canadian sawmills, partly offset by higher shipments of market pulp and tissue. Pricing had an unfavorable impact of $112 million, mainly as a result of a drop in the average transaction price for market pulp, newsprint, and specialty papers, down by 28%, 20%, and 11%, respectively.
Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs (or, “COS”) improved by $30 million in the quarter. After removing the COS related to the acquisition of the U.S. Sawmill Business, the Canadian dollar fluctuation, and the effect of lower volume, COS decreased by $38 million, largely reflecting:

•	favorable maintenance costs ($16 million), as a result of reduced spending, the timing of scheduled outages and the indefinite idling of our Augusta (Georgia) mill in the fourth quarter of 2019;

•	lower recycled fiber prices ($8 million);

•	a decrease in power and steam prices ($7 million); and

•	lower labor expense ($5 million), primarily due to the indefinite idling of our Augusta mill;
partly offset by unfavorable chemical usage ($3 million).

Selling, general and administrative expenses
SG&A expenses improved by $3 million in the first quarter of 2020 compared to the same period last year, mainly due to lower compensation expense.
Net (loss) income variance analysis
Non-operating pension and other postretirement benefit credits
We recorded non-operating pension and OPEB credits of $15 million in the first quarter of 2020, compared to $12 million in the year-ago period. The difference mainly reflects: an OPEB curtailment credit related to the indefinite idling of our Augusta mill ($14 million); and lower interest cost ($7 million); partly offset by: higher amortization ($8 million); lower expected return on plan assets ($7 million); and a pension special termination benefit cost related to the indefinite idling of our Augusta mill ($3 million).
Other income (expense), net
We recorded other income, net of $28 million in the first quarter of 2020, compared to other expense, net of $4 million in the year-ago period. The difference mostly reflects, in the current period, foreign exchange gain of $23 million, compared to foreign exchange loss of $4 million in the year-ago period.
Income taxes
We recorded an income tax provision of $27 million in the quarter, on income before income taxes of $26 million, compared to an expected income tax provision of $5 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: foreign exchange items ($12 million); and an increase to our valuation allowance related to our U.S. operations ($9 million) where we recognize a valuation allowance against virtually all of our net deferred income tax assets.
In the first quarter of 2019, we recorded an income tax provision of $21 million, on income before income taxes of $63 million, compared to an expected income tax provision of $13 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: an increase to our valuation allowance related to our U.S. operations ($7 million); and foreign tax rate differences ($5 million); partly offset by foreign exchange items ($3 million).
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

MARKET PULP
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2020	2019
Sales	$177	$231
Operating (loss) income (1)	$(3)	$42
EBITDA (2)	$3	$47
(In thousands of metric tons)
Shipments	303	286
Downtime	—	8

	March 31,
(Unaudited, in thousands of metric tons)	2020	2019
Finished goods inventory	69	78

(1)	Net (loss) income including noncontrolling interest is equal to operating (loss) income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2020	2019
Net (loss) income including noncontrolling interest	$(3)	$42
Depreciation and amortization	6	5
EBITDA	$3	$47
Industry trends

World demand for chemical pulp grew by 7.0% in the first two months of 2020, reflecting an increase in China of 16.9%, while North America was down by 7.5%, and Western Europe was essentially flat. World capacity grew by 1.3% over the same period.
World demand for softwood pulp remained essentially flat, with shipments to China up by 3.0%, while Western Europe and North America were down by 6.8% and 2.3%, respectively. The operating rate was 92%.
In the same period, world demand for hardwood pulp rose by 13.3%, with shipments to China and Western Europe up by 29.9% and 7.8%, respectively, while North America was down by 16.0%. The operating rate was 78%.
Three months ended March 31, 2020 vs. March 31, 2019
Operating (loss) income variance analysis

MARKET PULP

(Unaudited, in millions)

OPERATING (LOSS) INCOME VARIANCE

42
13
(67)
(6)
18
(1)
(2)
2
(1)
(1)
(3)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'19 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1'20 OPERATING LOSS

Sales
Sales were $54 million lower, or 23%, to $177 million in the first quarter of the year. Sales volume was $13 million higher, mainly due to the timing of a scheduled outage in the year-ago period. Pricing also reduced sales by $67 million, reflecting a decline in the average transaction price of $223 per metric ton due to softer global pulp markets compared to the cyclical peak in the year-ago period.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effect of higher volume and the Canadian dollar fluctuation, manufacturing costs improved by $18 million, reflecting:

•	lower recycled fiber prices ($8 million);

•	favorable maintenance costs ($4 million), mainly due to the timing of scheduled outages;

•	a decrease in wood fiber costs ($3 million); and

•	lower power and steam prices ($3 million).

TISSUE
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2020	2019
Sales	$49	$39
Operating income (loss) (1)	$2	$(8)
EBITDA (2)	$6	$(3)
(In thousands of short tons)
Shipments (3)	28	24
Downtime	—	1

	March 31,
(Unaudited, in thousands of short tons)	2020	2019
Finished goods inventory (3)	5	7

(1)	Net income (loss) including noncontrolling interest is equal to operating income (loss) in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

(3)	Tissue converted products, which are measured in cases, are converted to short tons.

	Three Months Ended March 31,
(Unaudited, in millions)	2020	2019
Net income (loss) including noncontrolling interest	$2	$(8)
Depreciation and amortization	4	5
EBITDA	$6	$(3)
Industry trends
Total U.S. tissue consumption grew by 3.2% in the first quarter of 2020 compared to the year-ago period. Converted product shipments increased by 11.2%, led by at-home shipments, up by 14.4%, while away-from-home shipments increased by 4.5%.

U.S. parent roll production rose by 4.2% in the first quarter, contributing to a 94% average industry production-to-capacity ratio, up from 92% in the year-ago period.
Three months ended March 31, 2020 vs. March 31, 2019
Operating income (loss) variance analysis

TISSUE

(Unaudited, in millions)

OPERATING INCOME (LOSS) VARIANCE

(8)
8
2
(6)
3
1
1
1
2
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'19 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1'20 OPERATING INCOME

Sales
Sales were $10 million higher, or 26%, to $49 million in the first quarter of the year. Shipments rose by 4,000 short tons, largely due to higher demand for at-home end-uses in the unfolding COVID-19 pandemic. The average transaction price was $94 per short ton higher, due to favorable product and customer mix and the realization of previously announced away-from-home products price increases.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of higher volume, our manufacturing costs improved by $3 million compared to the year-ago period, mainly due to favorable wood fiber costs.

WOOD PRODUCTS
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2020	2019
Sales	$174	$161
Operating income (1)	$5	$6
EBITDA (2)	$16	$14
(In millions board feet)
Shipments (3)	443	428
Downtime	95	41

	March 31,
(Unaudited, in millions board feet)	2020	2019
Finished goods inventory (3)	148	159

(1)	Net income including noncontrolling interest is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

(3)	Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Three Months Ended March 31,
(Unaudited, in millions)	2020	2019
Net income including noncontrolling interest	$5	$6
Depreciation and amortization	11	8
EBITDA	$16	$14
Industry trends
Average U.S. housing starts were 1.5 million on a seasonally-adjusted basis in the first quarter of 2020, up by 20.9% from the same period last year, which reflects an 11.3% increase in single-family starts, and a 44.6% increase in multi-family starts.

The 2x4 – Random Length (or, “RL”) #1-2 Kiln Dried (or, “KD”) Great Lakes (or, “GL”) price rose by 9.8% in the first quarter compared to the year-ago period, while the 2x4x8 Stud KD GL price increased by 14.2%. The 2x4 – RL #2 KD Southern Pine (Westside) price fell by 7.1%, while the 2x4 – RL #2 KD Southern Pine (Eastside) price was down by 6.9%.
Three months ended March 31, 2020 vs. March 31, 2019
Operating income variance analysis

WOOD PRODUCTS
(Unaudited, in millions)

6
16
(10)
7
(13)
9
(6)
1
(1)
(3)
(1)
5
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'19 OPERATING INCOME
U.S. Sawmill Business acquisition
Volume
Pricing
FX
U.S. Sawmill Business acquisition
Volume
Manufacturing costs
FX
U.S. Sawmill Business acquisition
Volume
Other items
Depreciation and amortization
SG&A
Q1'20 OPERATING INCOME

Sales
Sales were $13 million higher, or 8%, to $174 million in the first quarter of the year, primarily due to the capacity addition from the acquisition of the U.S. Sawmill Business in the first quarter of 2020. After removing the sales related to this acquisition, sales volume was $10 million lower, mainly due to a continuation of market downtime from the fourth quarter of 2019 during the gradual recovery in U.S. housing starts, as well as lack of transportation availability resulting from rail blockades in Canada and the economic fallout of the unfolding COVID-19 pandemic. Pricing contributed to a $7 million increase in sales, reflecting a rise in the average transaction price of $18 per thousand board feet due to an improvement in U.S. housing starts.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effect of lower volume, the COS related to the acquisition of the U.S. Sawmill Business, and the Canadian dollar fluctuation, manufacturing costs increased by $6 million, mainly reflecting higher wood fiber, labor and maintenance costs.
Depreciation and amortization
Depreciation and amortization increased by $3 million compared to the year-ago period, including the acquisition of the U.S. Sawmill Business.

NEWSPRINT
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2020	2019
Sales	$155	$212
Operating (loss) income (1)	$(6)	$28
EBITDA (2)	$—	$35
(In thousands of metric tons)
Shipments	305	335
Downtime	18	1

	March 31,
(Unaudited, in thousands of metric tons)	2020	2019
Finished goods inventory	105	135

(1)	Net (loss) income including noncontrolling interest is equal to operating (loss) income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2020	2019
Net (loss) income including noncontrolling interest	$(6)	$28
Depreciation and amortization	6	7
EBITDA	$—	$35
Industry trends
North American newsprint demand fell by 12.2% in the first quarter of the year compared to the same period last year. Demand from newspaper publishers fell by 14.5%, while demand from commercial printers also decreased, by 8.2%. The North American shipment-to-capacity ratio was 86%, compared to 84% in the year-ago period.

Global demand for newsprint fell by 12.1% in the first quarter of 2020, with Western Europe down by 14.3%, and Asia down by 11.5%. Accordingly, the global operating rate decreased to 79%, down from 85% in the year-ago period.
Three months ended March 31, 2020 vs. March 31, 2019
Operating (loss) income variance analysis

NEWSPRINT
(Unaudited, in millions)

28
(19)
(38)
10
11
(1)
3
(2)
1
1
(6)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'19 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1'20 OPERATING LOSS

Sales
Newsprint sales fell by $57 million, or 27%, to $155 million in the first quarter of the year. Shipments decreased by 30,000 metric tons, largely reflecting ongoing structural demand decline. The average transaction price declined by $127 per metric ton due to weaker market fundamentals, mostly in export markets.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs improved by $11 million after adjusting for the effect of lower volume and the Canadian dollar fluctuation, reflecting:

•	favorable maintenance costs ($8 million), due to the indefinite idling of our Augusta mill in the fourth quarter of 2019, as well as reduced spending; and

•	lower labor costs ($4 million), primarily due to the indefinite idling of our Augusta mill;
partly offset by an increase in wood fiber costs ($4 million), due to wood shortages.

SPECIALTY PAPERS
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2020	2019
Sales	$134	$152
Operating income (1)	$3	$15
EBITDA (2)	$14	$25
(In thousands of short tons)
Shipments	195	199
Downtime	4	12

	March 31,
(Unaudited, in thousands of short tons)	2020	2019
Finished goods inventory	49	54

(1)	Net income including noncontrolling interest is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2020	2019
Net income including noncontrolling interest	$3	$15
Depreciation and amortization	11	10
EBITDA	$14	$25
Industry trends
North American demand for uncoated mechanical papers contracted by 14.2% in the first quarter of 2020, compared to the year-ago period, reflecting a 20.4% drop in supercalendered grades, and an 8.0% decrease in standard grades. Compared to the first quarter of 2019, the shipment-to-capacity ratio for all uncoated mechanical papers was unchanged at 84%.

Three months ended March 31, 2020 vs. March 31, 2019
Operating income variance analysis

SPECIALTY PAPERS

(Unaudited, in millions)

OPERATING INCOME VARIANCE

15
(2)
(16)
1
6
(1)
(1)
1
3
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'19 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1'20 OPERATING INCOME

Sales
Specialty paper sales decreased by $18 million, or 12%, to $134 million in the first quarter of the year. The average transaction price fell by $81 per short ton compared to the same period last year, and shipments also decreased by 4,000 short tons, reflecting weaker market conditions.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of lower volume and the Canadian dollar fluctuation, manufacturing costs improved by $6 million, mainly due to: favorable maintenance costs ($4 million), largely due to the timing of scheduled outages; and lower power and steam costs ($4 million).

Corporate and Other
Highlights

	Three Months Ended March 31,
(Unaudited, in millions)	2020	2019
Cost of sales, excluding depreciation, amortization and distribution costs	$(2)	$(7)
Depreciation and amortization	(4)	(5)
Selling, general and administrative expenses	(5)	(7)
Closure costs, impairment and other related charges	2	—
Operating loss	(9)	(19)
Interest expense	(9)	(9)
Non-operating pension and other postretirement benefit credits	15	12
Other income (expense), net	28	(4)
Income tax provision	(27)	(21)
Net loss including noncontrolling interest	$(2)	$(41)
The table below shows the reconciliation of net loss including noncontrolling interest to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2020	2019
Net loss including noncontrolling interest	$(2)	$(41)
Interest expense	9	9
Income tax provision	27	21
Depreciation and amortization	4	5
EBITDA	38	(6)
Closure costs, impairment and other related charges	(2)	—
Non-operating pension and other postretirement benefit credits	(15)	(12)
Other (income) expense, net	(28)	4
Adjusted EBITDA	$(7)	$(14)

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, cash flows provided by operations, and our credit facilities to fund our operations, make pension contributions, and finance our working capital, capital expenditures, and duty cash deposits. In addition, from time to time we may use available cash to reduce debt and to return capital to shareholders, including through share repurchases or special dividends. As of March 31, 2020, we had cash and cash equivalents of $116 million and availability of $233 million under our credit facilities.
Based on our current projections, we expect to have sufficient financial resources available to finance our business plan, make pension contributions, meet working capital and duty cash deposit requirements, and maintain an appropriate level of capital spending.
Based on market conditions, we may seek to repay or refinance our outstanding indebtedness, including under the 5.875% senior unsecured notes due 2023 (or, the “2023 Notes”) and credit facilities, as we continue to focus on reducing costs and enhancing our flexibility.
Credit rating risk
On March 18, 2020, Standard & Poor’s revised:

•	our senior unsecured debt rating from B+ to B;

•	our long-term corporate credit rating from BB- to B+; and

•	our outlook from stable to negative.
On April 20, 2020, Moody’s Investors Service revised:

•	our senior unsecured debt rating from B1 to B2;

•	our corporate family rating from Ba3 to B1;

•	our outlook from stable to negative; and

•	our liquidity rating from SGL-1 to SGL-2.
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
Flow of Funds
Summary of cash flows
A summary of cash flows for the three months ended March 31, 2020 and 2019, was as follows:

	Three Months Ended March 31,
(Unaudited, in millions)	2020	2019
Net cash (used in) provided by operating activities	$(49)	$23
Net cash used in investing activities	(206)	(33)
Net cash provided by (used in) financing activities	368	(225)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(3)	1
Net increase (decrease) in cash and cash equivalents, and restricted cash	$110	$(234)

Three months ended March 31, 2020 vs. March 31, 2019
Net cash (used in) provided by operating activities
We used $49 million of cash in operating activities in the first quarter of 2020, compared to $23 million of cash generated in the year-ago period, primarily due to lower profitability and an unfavorable working capital variance.
Net cash used in investing activities
We used $206 million of cash in investing activities in the current period, compared to $33 million in the year-ago period. The difference primarily reflects: the acquisition of the U.S. Sawmill Business, net of cash acquired, in the current period ($174 million); and higher net countervailing and anti-dumping duty cash deposits ($8 million); partly offset by lower capital expenditures ($5 million).
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $368 million in the first quarter of 2020, compared to net cash used in financing activities of $225 million in the year-ago period. The difference mostly reflects borrowings under our credit facilities in the current period ($369 million), compared to the repurchase of $225 million in aggregate principal amount of our 2023 Notes in the year-ago period. In the current period, we drew $180 million in 10-year term loans under our existing senior secured credit facility (or, the “Senior Secured Credit Facility”) to finance the acquisition of the U.S. Sawmill Business, and $189 million from existing revolving credit facilities to build an immediately-available cash cushion and to fund short-term working capital requirements.
2020 outlook
To help manage liquidity in the months ahead, we are revising our expected capital expenditures for 2020 from $115 million to $90 million, including capital to be invested in the recently-acquired U.S. Sawmill Business.
Governments across North America have recognized the importance of the forest products sector in the fight against the COVID-19 pandemic. Resolute manufactures a number of key products, including: lumber for our infrastructure, now and in the economic recovery to come; pulp for producing personal care products, food protective papers and medical supplies used by our healthcare professionals on the front lines; bath tissue and paper towels to meet our basic needs for cleanliness and comfort; and newsprint and other papers, helping keep us all informed, the world over. As we navigate these highly uncertain times, our short-term priorities will be focused on:

•	operating our assets in accordance with rigorous protocols around health and safety, including the special measures we've put in place to minimize the spread of the virus at all of our locations;

•	closely managing sources of liquidity and developing opportunities to access additional liquidity, should it be required;

•	working with all levels of government in the regions where we operate to support a speedy economic recovery;

•	closely monitoring the growing risk around credit exposure with some of our customers;

•	advocating with regulators to minimize the risk of rising pension contributions should financial markets remain depressed and interest rates low;

•	adjusting capacity dynamically based on rapidly-changing conditions; and

•	keeping tight control on SG&A expenses and reducing capital spending.
Employee Benefit Plans
Newly enacted U.S. legislation, the Coronavirus Aid, Relief and Economic Security Act, allows plan sponsors to delay contributions due during 2020 until January 1, 2021. Accordingly, we expect to postpone the remaining $34 million in contributions to U.S. pension plans.
Share Repurchase Program
On March 2, 2020, our board of directors authorized a share repurchase program of up to 15% of our common stock, for aggregate consideration of up to $100 million.

SUPPLEMENTAL OBLIGOR GROUP INFORMATION
The following information is presented in accordance with Rule 13-01 of Regulation S-X adopted in 2020, and the public information requirements of Rule 144 promulgated pursuant to the Securities Act of 1933, as amended, in connection to the 2023 Notes issued by Resolute Forest Products Inc. (or, the “Issuer”) and fully guaranteed, on a joint and several basis, by all of our existing and subsequently acquired or organized direct or indirect wholly-owned U.S. subsidiaries that guarantee the ABL Credit Facility as further defined below (or, the “Guarantor Subsidiaries”) (together, the “Obligor Group”). The 2023 Notes are not guaranteed by our foreign subsidiaries (or, the “Non-Guarantor Subsidiaries”).
The following summarized financial information of the Obligor Group is presented on a combined basis, with all intercompany transactions between the Issuer and the Guarantor Subsidiaries eliminated and excluding any earnings from and investments in the Non-Guarantor Subsidiaries. Financial information of the Non-Guarantor Subsidiaries is not included.
Summarized financial information for the three months ended March 31, 2020 and year ended December 31, 2019, was as follows:

(Unaudited, in millions)	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Sales (1)	$578	$2,379
Operating loss	$(38)	$(203)
Net loss	$(38)	$(207)

(1)	Includes $13 million and $76 million of sales to the Non-Guarantor Subsidiaries for the three months ended March 31, 2020 and year ended December 31, 2019, respectively.
Summarized financial information as of March 31, 2020 and December 31, 2019, was as follows:

(Unaudited, in millions)	March 31, 2020	December 31, 2019
Total current assets (1)	$501	$414
Total long-term assets (2)	$900	$833
Total current liabilities (3)	$752	$913
Total long-term liabilities	$1,235	$872

(1)	Includes $4 million of interest receivable from the Non-Guarantor Subsidiaries as of December 31, 2019.

(2)	Includes a note receivable of $112 million from the Non-Guarantor Subsidiaries as of December 31, 2019.

(3)	Includes accounts payable to the Non-Guarantor Subsidiaries of $635 million and $794 million as of March 31, 2020 and December 31, 2019, respectively.
The 2023 Notes are unsecured and effectively junior to indebtedness under both the senior secured asset-based revolving credit facility (or, “ABL Credit Facility”) and the Senior Secured Credit Facility, and to future secured indebtedness. In addition, the 2023 Notes are structurally subordinated to all existing and future liabilities of our Non-Guarantor Subsidiaries.

RESOLUTE FOREST PRODUCTS INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2019 Annual Report. There have been no material changes in our exposure to market risk as previously disclosed in our 2019 Annual Report, except that our exposure to market risk has been heightened by the COVID-19 pandemic, including related governmental responses and economic impacts, market disruptions and changes in consumer habits, and should be read in conjunction with the COVID-19 pandemic risk factor update further described in Part II, Item 1A, “Risk Factors,” in this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of March 31, 2020. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
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
In addition to the legal proceedings presented under Part I, Item 3, “Legal Proceedings,” in our 2019 Annual Report, see the description of our material pending legal proceedings in Note 11, “Commitments and Contingencies – Legal matters,” to our Consolidated Financial Statements, which is incorporated in this “Item 1 – Legal Proceedings” by reference.

ITEM 1A.	RISK FACTORS
We are supplementing the risk factors described under Part I, Item 1A, “Risk Factors” in our 2019 Annual Report with the additional risk factor set forth below. This supplemental risk factor should be read in conjunction with the other risk factors described in our 2019 Annual Report, which have been heightened by this additional risk factor.
We face various risks related to the COVID-19 pandemic
The outbreak of the pandemic caused by COVID-19 has had, and could continue to have a negative impact on financial markets, economic conditions and portions of our business. While we are unable to predict the extent, nature and duration of these impacts at this time, the global COVID-19 pandemic could negatively affect our business and results of operations, as well as the market price of our securities, in a number of ways, including the following:

•
While we expect to continue to operate in all of our business segments in Canada and the U.S., we have reduced our operational footprint to levels consistent with essential needs for the duration of the crisis, including by the temporary idling of certain machines or facilities and implementing temporary layoffs. Further adjustments to our operational footprint, temporary or permanent, could be made as the COVID-19 pandemic situation develops.

•
The COVID-19 pandemic could accelerate the secular demand decline for paper products like those we manufacture as widespread confinement is altering consumer habits. The decline in demand and altered habits could become permanent.

•
The construction slowdown in North America has resulted in a decline in demand for wood products. Given the impact of the COVID-19 pandemic on the local and global economy, which affects housing starts, the demand for wood products could continue to be affected even after the public health measures are lifted.

•
If the demand for wood products continues to fall and we reduce harvesting and sawmill activity as a result, we could have greater difficulty obtaining the supply of timber and wood fiber required for our operations at favorable prices, or at all.

•
There is increased risk that we may not obtain raw materials, chemicals and other required supplies or services in timely fashion and at favorable prices due to the impact of the reduced economic activity as a result of the COVID-19 pandemic on our suppliers, which could affect our production output.

•	Additional trade restrictions or barriers could also affect negatively our supply chain as well as the sales or distribution of our products.

•	The impact of the reduced economic activity as a result of the COVID-19 pandemic on our customers could increase our risk of credit exposure.

•
Although the forest products industry has generally been recognized as critical or essential in locations where we operate, the current health restrictions, including social distancing measures, are having an impact on how our workers can fulfill their duties, and limit the number of employees we can have in our operations, which in turn could impact our production output and costs.

•	It could be difficult or costly to restart certain of our temporarily idled operations, and we could face personnel shortages if employees are no longer available or amenable to return to work.

•	Further, should any key employees become ill from COVID-19 or unable to work, the attention of our management team could be diverted.

•	The reduced operations and staffing in our facilities, remote working conditions and increased risk in not obtaining supplies or services could increase the risk of non-compliance and incidents.

RESOLUTE FOREST PRODUCTS INC.

In an effort to preserve liquidity, we expect to suspend or defer capital projects, as well as other strategic initiatives. Strategies to increase earnings power or generate additional cash flow, including acquisitions, divestitures and other transactions could be delayed or not materialize given the current economic uncertainty. In response to the COVID-19 pandemic, we could decide to permanently shut down machines or facilities and be required to record significant closure costs, long-lived asset impairment or accelerated depreciation charges.
The economic uncertainty resulting from the COVID-19 pandemic and the ensuing decline in financial market returns and low-interest rate environment could result in an increase in the amount by which our pension plans are underfunded by the next measurement date at year-end. This could result in a significant increase in the amount of our required future pension contributions, which could have an adverse effect on our financial condition.
If we don’t generate enough cash to fund our short-term or long-term obligations, we may have to draw further on our credit facilities to meet our obligations or seek additional sources of liquidity. The economic uncertainty resulting from the COVID-19 pandemic and recent downgrades of our credit ratings could lead to greater difficulty in obtaining additional financing on favorable terms.
The COVID-19 pandemic, including related governmental responses and economic impacts, market disruptions and changes in consumer habits, has heightened the risks related to the other risk factors described in our 2019 Annual Report, and should be read in conjunction therewith.

RESOLUTE FOREST PRODUCTS INC.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.2
By-laws of Resolute Forest Products Inc., as amended through March 23, 2020 (incorporated by reference from Exhibit 3.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed on March 27, 2020, SEC File No. 001-33776).

22	Guarantor subsidiaries of the registrant.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

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
Date: May 11, 2020