Form 10-Q
period 2020-06-30
Resolute Forest Products Inc.
filed 2020-08-10
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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
Yes ☐    No ☒
As of July 31, 2020, there were 86,078,247 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions of U.S. dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$612	$755	$1,301	$1,550
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	464	536	988	1,090
Depreciation and amortization	40	42	82	82
Distribution costs	79	101	178	201
Selling, general and administrative expenses	32	36	66	73
Closure costs, impairment and other related charges	—	—	(2)	—
Net gain on disposition of assets	(9)	—	(9)	—
Operating income (loss)	6	40	(2)	104
Interest expense	(9)	(7)	(18)	(16)
Non-operating pension and other postretirement benefit credits	4	12	19	24
Other income (expense), net	10	(1)	38	(5)
Income before income taxes	11	44	37	107
Income tax provision	(5)	(19)	(32)	(40)
Net income including noncontrolling interest	6	25	5	67
Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to Resolute Forest Products Inc.	$6	$25	$5	$67
Net income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$0.07	$0.27	$0.06	$0.73
Diluted	$0.07	$0.27	$0.06	$0.71
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	88.1	92.4	88.1	92.4
Diluted	88.2	93.6	88.2	93.8
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income including noncontrolling interest	$6	$25	$5	$67
Other comprehensive income (loss):
Unamortized prior service credits
Change in unamortized prior service credits	(1)	(4)	(16)	(7)
Income tax provision	—	—	—	—
Change in unamortized prior service credits, net of tax	(1)	(4)	(16)	(7)
Unamortized actuarial losses
Change in unamortized actuarial losses	15	3	32	11
Income tax provision	(4)	—	(7)	(2)
Change in unamortized actuarial losses, net of tax	11	3	25	9
Foreign currency translation	—	—	(1)	—
Other comprehensive income (loss), net of tax	10	(1)	8	2
Comprehensive income including noncontrolling interest	16	24	13	69
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income attributable to Resolute Forest Products Inc.	$16	$24	$13	$69
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions of U.S. dollars, except per share amount)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$27	$3
Accounts receivable, net:
Trade	239	273
Other	65	76
Inventories, net	506	522
Other current assets	45	33
Total current assets	882	907
Fixed assets, less accumulated depreciation of $1,503 and $1,658 as of June 30, 2020 and December 31, 2019, respectively	1,524	1,459
Amortizable intangible assets, less accumulated amortization of $30 and $27 as of June 30, 2020 and December 31, 2019, respectively	66	48
Goodwill	31	—
Deferred income tax assets	837	915
Operating lease right-of-use assets	59	61
Other assets	268	236
Total assets	$3,667	$3,626
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$300	$342
Current portion of long-term debt	2	1
Current portion of operating lease liabilities	8	8
Total current liabilities	310	351
Long-term debt, net of current portion	628	448
Pension and other postretirement benefit obligations	1,349	1,460
Operating lease liabilities, net of current portion	53	57
Other liabilities	77	75
Total liabilities	2,417	2,391
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 120.2 shares issued and 87.1 shares outstanding as of June 30, 2020; 119.5 shares issued and 86.7 shares outstanding as of December 31, 2019	—	—
Additional paid-in capital	3,805	3,802
Deficit	(1,240)	(1,245)
Accumulated other comprehensive loss	(1,171)	(1,179)
Treasury stock at cost, 33.1 shares and 32.8 shares as of June 30, 2020 and December 31, 2019, respectively	(145)	(144)
Total Resolute Forest Products Inc. shareholders’ equity	1,249	1,234
Noncontrolling interest	1	1
Total equity	1,250	1,235
Total liabilities and equity	$3,667	$3,626
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions of U.S. dollars)

	Three Months Ended June 30, 2020
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total Equity
Balance as of March 31, 2020	$—	$3,804	$(1,246)	$(1,181)	$(144)	$1	$1,234
Share-based compensation, net of withholding taxes	—	1	—	—	—	—	1
Net income	—	—	6	—	—	—	6
Purchases of treasury stock (0.3 shares) (Note 12)	—	—	—	—	(1)	—	(1)
Other comprehensive income, net of tax	—	—	—	10	—	—	10
Balance as of June 30, 2020	$—	$3,805	$(1,240)	$(1,171)	$(145)	$1	$1,250

	Six Months Ended June 30, 2020
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total Equity
Balance as of December 31, 2019	$—	$3,802	$(1,245)	$(1,179)	$(144)	$1	$1,235
Share-based compensation, net of withholding taxes	—	3	—	—	—	—	3
Net income	—	—	5	—	—	—	5
Purchases of treasury stock (0.3 shares) (Note 12)	—	—	—	—	(1)	—	(1)
Stock unit awards vested (0.7 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	8	—	—	8
Balance as of June 30, 2020	$—	$3,805	$(1,240)	$(1,171)	$(145)	$1	$1,250

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions of U.S. dollars)

	Three Months Ended June 30, 2019
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interest	Total Equity
Balance as of March 31, 2019	$—	$3,802	$(1,156)	$(947)	$(120)	$1	$1,580
Share-based compensation, net of withholding taxes	—	1	—	—	—	—	1
Net income	—	—	25	—	—	—	25
Purchases of treasury stock (0.7 shares) (Note 12)	—	—	—	—	(5)	—	(5)
Other comprehensive loss, net of tax	—	—	—	(1)	—	—	(1)
Balance as of June 30, 2019	$—	$3,803	$(1,131)	$(948)	$(125)	$1	$1,600

	Six Months Ended June 30, 2019
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interest	Total Equity
Balance as of December 31, 2018	$—	$3,802	$(1,198)	$(950)	$(120)	$1	$1,535
Share-based compensation, net of withholding taxes	—	1	—	—	—	—	1
Net income	—	—	67	—	—	—	67
Purchases of treasury stock (0.7 shares) (Note 12)	—	—	—	—	(5)	—	(5)
Stock unit awards vested (0.3 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	2	—	—	2
Balance as of June 30, 2019	$—	$3,803	$(1,131)	$(948)	$(125)	$1	$1,600
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions of U.S. dollars)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income including noncontrolling interest	$5	$67
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Share-based compensation	4	3
Depreciation and amortization	82	82
Deferred income taxes	32	40
Net pension contributions and other postretirement benefit payments	(48)	(57)
Net gain on disposition of assets	(9)	—
Loss (gain) on translation of foreign currency denominated deferred income taxes	39	(35)
(Gain) loss on translation of foreign currency denominated pension and other postretirement benefit obligations	(47)	37
Net planned major maintenance (payments) amortization	(2)	7
Changes in working capital:
Accounts receivable	50	38
Inventories	25	(21)
Other current assets	(7)	(3)
Accounts payable and accrued liabilities	(49)	(64)
Other, net	1	1
Net cash provided by operating activities	76	95
Cash flows from investing activities:
Cash invested in fixed assets	(37)	(45)
Acquisition of business, net of cash acquired	(172)	—
Disposition of assets	9	2
Decrease in countervailing duty cash deposits on supercalendered paper	—	1
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	(32)	(33)
Decrease in countervailing duty cash deposits on uncoated groundwood paper	—	6
Other investing activities, net	5	—
Net cash used in investing activities	(227)	(69)
Cash flows from financing activities:
Net repayments under revolving credit facilities	(2)	—
Proceeds from long-term debt	180	—
Repayments of debt	(1)	(225)
Purchases of treasury stock	(1)	(5)
Payments of financing and credit facility fees	—	(2)
Net cash provided by (used in) financing activities	176	(232)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(1)	1
Net increase (decrease) in cash and cash equivalents, and restricted cash	$24	$(205)
Cash and cash equivalents, and restricted cash:
Beginning of period	$42	$345
End of period	$66	$140
Cash and cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$27	$98
Restricted cash (included in “Other assets”)	$39	$42
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 1. Organization and Basis of Presentation
Nature of operations
Resolute Forest Products Inc. (with its subsidiaries, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “we,” “our,” “us,” “Parent,” or the “Company”) is incorporated in Delaware. We are a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, and paper, which are marketed in close to 70 countries. We own or operate some 40 facilities, as well as power generation assets, in the U.S. and Canada.
Financial statements
Our interim consolidated financial statements and accompanying notes (or, the “Consolidated Financial Statements”) are unaudited and have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (or, the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (or, “GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the unaudited interim Consolidated Financial Statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended June 30, 2020, are not necessarily indicative of the results to be expected for the full year. These unaudited interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020. Certain prior period amounts in the notes to our Consolidated Financial Statements have been reclassified to conform to the 2020 presentation.
Use of estimates
The uncertainties around the novel coronavirus (or, “COVID-19”) pandemic required the use of judgments and estimates that resulted in no significant impacts to our Consolidated Financial Statements as of and for the three and six months ended June 30, 2020. The future impact of the COVID-19 pandemic could generate, in future reporting periods, a significant risk of material adjustment to the carrying amounts of deferred income tax assets and long-lived assets.
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
Accounting pronouncement not yet adopted as of June 30, 2020
ASU 2020-04 “Reference Rate Reform”
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
The fair value of the consideration, paid in cash, for the U.S. Sawmill Business acquired is $173 million. We intend to structure the acquisition as an asset purchase for tax purposes.
We account for business combinations using the acquisition method when control is transferred to us. Under this approach, identifiable assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. Any amount of the purchase price paid that is in excess of the estimated fair values of net identifiable assets acquired is recorded in “Goodwill” in our Consolidated Balance Sheets. Transaction costs are expensed as incurred in our Consolidated Statements of Operations.
The following table summarizes our preliminary allocation of the purchase price to the fair values of assets acquired and liabilities assumed at the Acquisition Date:

(Unaudited, in millions)
Current assets (1)	$19
Fixed assets (2)	114
Amortizable intangible assets (3)	21
Operating lease right-of-use assets	2
Goodwill (4)	31
Total assets acquired and goodwill	$187
Current liabilities	$11
Long-term debt, net of current portion	2
Operating lease liabilities, net of current portion	1
Total liabilities assumed	$14
Net assets acquired	$173

Fair value of consideration transferred	$173

(1)	Includes cash and cash equivalents of $1 million.

(2)	We recognized a $36 million reduction from the preliminary valuation of fixed assets reported as of March 31, 2020.

(3)
We identified and separately recognized customer relationships of $21 million since our preliminary purchase price allocation reported as of March 31, 2020. These intangible assets are being amortized over a weighted-average useful life of 10 years. The fair value of the customer relationships was determined using the income approach through an excess earnings analysis discounted at a rate of 12.6%.

(4)
The revision of our preliminary allocation of the purchase price reported as of March 31, 2020, resulted in the recognition of $31 million of goodwill. The goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized and is mostly attributable to the U.S. Sawmill Business’s assembled workforce and synergies expected from combining our operations with the U.S. Sawmill Business. Goodwill will be assigned to the wood products reportable segment for the purposes of impairment testing in the future. The total amount of goodwill is deductible for tax purposes.

The allocation of the purchase price to assets acquired and liabilities assumed was based upon a preliminary valuation for all items and may be subject to adjustment during the 12-month measurement period following the Acquisition Date since we are finalizing the assumptions in regards to the fair values of these assets and liabilities.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

The allocation of the purchase price was based on management’s estimate of the fair values of the acquired identifiable assets and assumed liabilities using valuation techniques including income, cost and market approaches. We utilized both the cost and market approaches to value fixed assets, and both the income and cost approaches to value intangible assets (Level 3).
From the Acquisition Date to the six months period ended June 30, 2020, our consolidated financial results included sales of $44 million and net income of $6 million attributable to the U.S. Sawmill Business. In connection with the acquisition of the U.S. Sawmill Business, we also recognized transaction costs of $3 million in “Other income (expense), net” in our Consolidated Statements of Operations for the six months ended June 30, 2020.
The following unaudited pro forma information for the three and six months ended June 30, 2020 and 2019, represents our results of operations as if the acquisition of the U.S. Sawmill Business had occurred on January 1, 2019, excluding the results of operations of the El Dorado sawmill that has been idled since October 2019. This pro forma information does not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2020	2019	2020	2019
Sales	$612	$781	$1,309	$1,597
Net income attributable to Resolute Forest Products Inc.	$6	$25	$5	$67

Note 3. Other Income (Expense), Net
Other income (expense), net for the three and six months ended June 30, 2020 and 2019, was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2020	2019	2020	2019
Foreign exchange (loss) gain	$(9)	$(6)	$14	$(10)
Insurance recovery (1)	15	—	15	—
Miscellaneous income	4	5	9	5
	$10	$(1)	$38	$(5)

(1)
We recorded $15 million as other income for the three and six months ended June 30, 2020, from the settlement of an insurance claim in connection with our acquisition of Atlas Paper Holdings, Inc. (or, “Atlas”) in 2015.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 4. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the three and six months ended June 30, 2020 and 2019, was as follows:

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of March 31, 2020	$1	$(1,175)	$(7)	$(1,181)
Amounts reclassified from accumulated other comprehensive loss	(1)	11	—	10
Balance as of June 30, 2020	$—	$(1,164)	$(7)	$(1,171)

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2019	$16	$(1,189)	$(6)	$(1,179)
Other comprehensive loss before reclassifications	—	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss	(16)	25	—	9
Net current period other comprehensive (loss) income	(16)	25	(1)	8
Balance as of June 30, 2020	$—	$(1,164)	$(7)	$(1,171)

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of March 31, 2019	$25	$(965)	$(7)	$(947)
Other comprehensive loss before reclassifications	—	(3)	—	(3)
Amounts reclassified from accumulated other comprehensive loss	(4)	6	—	2
Net current period other comprehensive (loss) income	(4)	3	—	(1)
Balance as of June 30, 2019	$21	$(962)	$(7)	$(948)

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2018	$28	$(971)	$(7)	$(950)
Other comprehensive loss before reclassifications	—	(3)	—	(3)
Amounts reclassified from accumulated other comprehensive loss	(7)	12	—	5
Net current period other comprehensive (loss) income	(7)	9	—	2
Balance as of June 30, 2019	$21	$(962)	$(7)	$(948)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

The reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2020 and 2019, were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2020	2019	2020	2019	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(1)	$(3)	$(2)	$(6)	Non-operating pension and other postretirement benefit credits (1)
Other items	—	(1)	(14)	(1)
	—	—	—	—	Income tax provision
Net of tax	(1)	(4)	(16)	(7)
Unamortized Actuarial Losses
Amortization of actuarial losses	15	7	29	15	Non-operating pension and other postretirement benefit credits (1)
Other items	—	—	3	—
	(4)	(1)	(7)	(3)	Income tax provision
Net of tax	11	6	25	12
Total Reclassifications	$10	$2	$9	$5

(1)
These items are included in the computation of net periodic benefit cost (credit) related to our pension and other postretirement benefit (or, “OPEB”) plans summarized in Note 9, “Employee Benefit Plans.”

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 5. Net Income Per Share
The reconciliation of the basic and diluted net income per share for the three and six months ended June 30, 2020 and 2019, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except per share amounts)	2020	2019	2020	2019
Numerator:
Net income attributable to Resolute Forest Products Inc.	$6	$25	$5	$67
Denominator:
Weighted-average number of Resolute Forest Products Inc. common shares outstanding	88.1	92.4	88.1	92.4
Dilutive impact of nonvested stock unit awards	0.1	1.2	0.1	1.4
Diluted weighted-average number of Resolute Forest Products Inc. common shares outstanding	88.2	93.6	88.2	93.8
Net income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$0.07	$0.27	$0.06	$0.73
Diluted	$0.07	$0.27	$0.06	$0.71

The weighted-average number of outstanding stock options and nonvested equity-classified restricted stock units, deferred stock units and performance stock units (collectively, “stock unit awards”) that were excluded from the calculation of diluted net income per share, as their impact would have been antidilutive, for the three and six months ended June 30, 2020 and 2019, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2020	2019	2020	2019
Stock options	0.9	1.0	0.9	1.0
Stock unit awards	0.9	—	0.9	—

Note 6. Inventories, Net
Inventories, net as of June 30, 2020 and December 31, 2019, were comprised of the following:

(Unaudited, in millions)	June 30, 2020	December 31, 2019
Raw materials	$107	$128
Work in process	52	46
Finished goods	155	164
Mill stores and other supplies	192	184
	$506	$522

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of June 30, 2020 and December 31, 2019, were comprised of the following:

(Unaudited, in millions)	June 30, 2020	December 31, 2019
Trade accounts payable	$226	$255
Accrued compensation	42	52
Accrued interest	4	3
Pension and other postretirement benefit obligations	14	15
Income and other taxes payable	4	4
Other	10	13
	$300	$342

Note 8. Long-Term Debt
Overview
Long-term debt, including current portion, as of June 30, 2020 and December 31, 2019, was comprised of the following:

(Unaudited, in millions)	June 30, 2020	December 31, 2019
5.875% senior unsecured notes due 2023:
Principal amount	$375	$375
Deferred financing costs	(2)	(3)
Unamortized discount	(1)	(1)
Total 5.875% senior unsecured notes due 2023	372	371
Term loans due 2030	180	—
Borrowings under revolving credit facilities	69	71
Finance lease obligations	9	7
Total debt	630	449
Less: Current portion of finance lease obligations	(2)	(1)
Long-term debt, net of current portion	$628	$448

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
On January 3, 2019, we repurchased $225 million in aggregate principal amount of the 2023 Notes, pursuant to a notes purchase agreement entered into on December 21, 2018, with certain noteholders, at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. As a result of the repurchase, we recorded a net loss on extinguishment of debt of $3 million in “Other income (expense), net” in our Consolidated Statement of Operations for the six months ended June 30, 2019.
The fair value of the 2023 Notes (Level 1) was $341 million and $380 million as of June 30, 2020 and December 31, 2019, respectively.

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
In March 2020, we borrowed under the Term Loan Facility $180 million in term loans maturing in 2030. As of June 30, 2020, we had $128 million of availability under the Revolving Credit Facility, net of $52 million of borrowings. The fair values of the Term Loan Facility (Level 2) and Revolving Credit Facility (Level 2) approximated their carrying values as of both June 30, 2020 and December 31, 2019.
ABL Credit Facility
On May 14, 2019, we entered into an amended senior secured asset-based revolving credit facility (or, the “ABL Credit Facility”) with an aggregate lender commitment of up to $500 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves. The amended credit agreement provides for an extension of the maturity date to May 14, 2024. As of June 30, 2020, we had $241 million of availability under the ABL Credit Facility, net of $17 million of borrowings and $48 million of ordinary course letters of credit outstanding. The fair value of the ABL Credit Facility (Level 2) approximated its carrying value as of both June 30, 2020 and December 31, 2019.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 9. Employee Benefit Plans
Pension and other postretirement benefit plans
The components of net periodic benefit cost (credit) relating to our pension and OPEB plans for the three and six months ended June 30, 2020 and 2019, were as follows:
Pension Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2020	2019	2020	2019
Interest cost	$36	$45	$74	$90
Expected return on plan assets	(55)	(61)	(111)	(124)
Amortization of actuarial losses	17	9	32	18
Amortization of prior service credits	—	(1)	—	(1)
Non-operating pension credits	(2)	(8)	(5)	(17)
Service cost	3	3	7	7
Net periodic benefit costs (credits) before special events	1	(5)	2	(10)
Other (gains) losses	—	(1)	3	(1)
	$1	$(6)	$5	$(11)
OPEB Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2020	2019	2020	2019
Interest cost	$1	$1	$2	$2
Amortization of actuarial gains	(2)	(2)	(3)	(3)
Amortization of prior service credits	(1)	(2)	(2)	(5)
Non-operating other postretirement benefit credits	(2)	(3)	(3)	(6)
Service cost	1	—	1	—
Net periodic benefit credits before special events	(1)	(3)	(2)	(6)
Curtailment gain	—	—	(14)	—
	$(1)	$(3)	$(16)	$(6)

Defined contribution plans
Our expense for the defined contribution plans totaled $4 million for both the three months ended June 30, 2020 and 2019, and $8 million and $9 million for the six months ended June 30, 2020 and 2019, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 10. Income Taxes
The income tax provision attributable to income before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the three and six months ended June 30, 2020 and 2019, as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2020	2019	2020	2019
Income before income taxes	$11	$44	$37	$107
Income tax provision:
Expected income tax provision	(3)	(9)	(8)	(22)
Changes resulting from:
Valuation allowance (1)	(7)	(4)	(16)	(11)
Foreign exchange	2	1	(10)	4
U.S. tax on non-U.S. earnings (2)	—	(5)	—	(5)
State income taxes, net of federal income tax benefit	—	1	2	2
Foreign tax rate differences	(2)	(4)	(5)	(9)
Other, net (3)	5	1	5	1
	$(5)	$(19)	$(32)	$(40)

(1)	Relates to our U.S. operations.

(2)	Reduces income tax benefits on U.S. losses for the three and six months ended June 30, 2019.

(3)	Includes $4 million for the three and six months ended June 30, 2020, related to the settlement of an insurance claim in connection with our acquisition of Atlas.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 11. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, First Nations claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of June 30, 2020, will not have a material adverse effect on our Consolidated Financial Statements.
Asbestos-related lawsuits
We are involved in a number of asbestos-related lawsuits filed primarily in U.S. state courts, including certain cases involving multiple defendants. These lawsuits principally allege direct or indirect personal injury or death resulting from exposure to asbestos-containing premises. While we dispute the plaintiffs’ allegations and intend to vigorously defend these claims, the ultimate resolution of these matters cannot be determined at this time. These lawsuits frequently involve claims for unspecified compensatory and punitive damages, and we are unable to reasonably estimate a range of possible losses. However, unfavorable rulings, judgments or settlement terms could materially impact our Consolidated Financial Statements. Hearings for certain of these matters are scheduled to occur in the next twelve months.
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
On April 24, 2017, Commerce announced its preliminary determination in the countervailing duty investigation and, as a result, after April 28, 2017, we were required to pay cash deposits to the U.S. Customs and Border Protection agency (or, “U.S. Customs”) at a rate of 12.82% for estimated countervailing duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills. The preliminary rate remained in effect until August 26, 2017. Commerce changed the rate in its final affirmative determination on November 2, 2017, but the new rate did not take effect until December 28, 2017, following the ITC’s final affirmative determination and the publication by Commerce of a countervailing duty order. Since that date, we have been required to resume paying cash deposits to U.S. Customs at a rate of 14.70% for our U.S. imports of Canadian-produced softwood lumber products. This rate will apply until Commerce sets a duty rate in an administrative review, or a new rate may be set through a remand determination by a North American Free Trade Agreement binational panel (or, “Panel”) on appeal. Through June 30, 2020, our cash deposits totaled $154 million and, based on the 14.70% rate and our current operating parameters, could be as high as $50 million per year. Commerce issued on January 31, 2020, its preliminary results in the countervailing duties administrative review, and on May 15, 2020, and July 10, 2020, post-preliminary results establishing our new preliminary rates at 17.57% for the period of review from April 28, 2017, to December 31, 2017, and at 17.11% for the period of review from January 1, 2018, to December 31, 2018, which are not yet effective. The new rate to be established in the final results for the period of review from January 1, 2018, to December 31, 2018, will be used as the basis for cash deposits to U.S. Customs from the publication of the final results.
On June 26, 2017, Commerce announced its preliminary determination in the anti-dumping investigation and, as a result, after June 30, 2017, we were required to pay cash deposits to U.S. Customs at a rate of 4.59% for estimated anti-dumping duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills. On November 2, 2017, Commerce announced its final affirmative determination in the anti-dumping investigation and, as a result, since November 8, 2017, we have been required to pay cash deposits to U.S. Customs, at a rate of 3.20% for our U.S. imports of Canadian-produced softwood lumber products. This rate will apply until Commerce sets a duty rate in an administrative review, or a new rate may be set through a remand determination by a Panel on appeal. Through June 30, 2020, our cash deposits totaled $40 million and,

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

based on the 3.20% rate and our current operating parameters, could be as high as $10 million per year. On January 31, 2020, Commerce issued its preliminary results in the anti-dumping administrative review and established our new preliminary rate at 1.18%, which will not be effective until the issuance of the final results.
On April 1, 2019, Commerce published a notice initiating the administrative reviews of the countervailing duty and anti-dumping orders on softwood lumber products from Canada. We were selected as a mandatory respondent in these administrative reviews and we are in the process of responding to Commerce with the information requested. On March 10, 2020, Commerce published a notice initiating the second administrative review of the countervailing duty and anti-dumping orders on softwood lumber products from Canada. We were selected as a mandatory respondent for the second administrative review of the countervailing duty order and we are acting as a voluntary respondent for the second administrative review of the anti-dumping order.
In parallel, on September 4, 2019, a Panel issued an interim decision upholding the affirmative final injury determinations of the ITC in both investigations of softwood lumber products from Canada. The Panel remanded the ITC to reconsider several findings and ordered the ITC to submit its redetermination on remand within 90 days from the date of the Panel interim decision. On December 19, 2019, the ITC issued its redetermination on remand that maintained the affirmative final injury determinations, and on May 22, 2020, the Panel issued its final decision and affirmed in its entirety the ITC’s injury determination on remand.
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
Fibrek acquisition
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (or, “Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order by the Quebec Superior Court in Canada (or, “Quebec Superior Court”) approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. On September 26, 2019, the Quebec Superior Court rendered a decision fixing the fair value of the shares of the dissenting shareholders at C$1.99 per share, or C$31 million in aggregate, plus interest and an additional indemnity, for a total estimated at C$44 million payable in cash. As previously reported, we had accrued C$14 million for the payment of the dissenting shareholders’ claims and accrued an additional C$30 million following the court decision. Of the total amount of C$44 million, C$19 million was payable immediately and paid on October 2, 2019, bringing the remaining balance to C$25 million ($18 million and $19 million as of June 30, 2020 and December 31, 2019, respectively), which was recorded in “Other liabilities” in our Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019. We are appealing the decision, therefore the payment of any additional consideration and its timing will depend on the outcome of the appeal. On November 13, 2019, a legal hypothec in the amount of C$30 million was registered on our Saint-Félicien (Quebec) immovable and movable property to secure the payment of any additional amounts following the outcome of the appeal.
Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or, the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to C$150 million ($110 million), would have to be funded if we do not obtain the relief sought. The hearing in this matter has not yet been scheduled but could occur in the next twelve months.

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
We have environmental liabilities of $8 million recorded as of both June 30, 2020 and December 31, 2019, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and accrued liabilities” and “Other liabilities” in our Consolidated Balance Sheets.
We also have asset retirement obligations of $26 million recorded as of both June 30, 2020 and December 31, 2019, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets. These liabilities are included in “Accounts payable and accrued liabilities” and “Other liabilities” in our Consolidated Balance Sheets.
Note 12. Share Capital
On March 2, 2020, our board of directors authorized a share repurchase program of up to 15% of our common stock, for an aggregate consideration of up to $100 million. During the three and six months ended June 30, 2020, we repurchased 253,898 shares, at a cost of $1 million. During the three and six months ended June 30, 2019, we repurchased 720,000 shares, at a cost of $5 million under our $150 million share repurchase program, which was completed in 2019.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 13. Segment Information
We manage our business based on the products we manufacture. Accordingly, our reportable segments correspond to our principal product lines: market pulp, tissue, wood products, and paper. As of the second quarter of 2020, the results from our newsprint and specialty papers operations have been combined to form the paper reportable segment. This better reflects management’s internal analysis, given the diminishing percentage newsprint and specialty papers represent in our product portfolio. Comparative year information has been modified to conform to this revised segment presentation.
None of the income or loss items following “Operating income (loss)” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, gains and losses on disposition of assets, as well as other discretionary charges or credits are not allocated to our segments. We allocate depreciation and amortization expense to our segments, although the related fixed assets and amortizable intangible assets are not allocated to segment assets. Additionally, all selling, general and administrative expenses are allocated to our segments, with the exception of certain discretionary charges and credits, which we present under “corporate and other.”
Information about certain segment data for the three and six months ended June 30, 2020 and 2019, was as follows:

(Unaudited, in millions)	Market Pulp (1)	Tissue	Wood Products (2)	Paper	Segment Total	Corporate and Other	Total
Sales
Second quarter
2020	$161	$44	$199	$208	$612	$—	$612
2019	$189	$43	$168	$355	$755	$—	$755
First six months
2020	$338	$93	$373	$497	$1,301	$—	$1,301
2019	$420	$82	$329	$719	$1,550	$—	$1,550
Depreciation and amortization
Second quarter
2020	$6	$5	$10	$16	$37	$3	$40
2019	$5	$4	$9	$19	$37	$5	$42
First six months
2020	$12	$9	$21	$33	$75	$7	$82
2019	$10	$9	$17	$36	$72	$10	$82
Operating income (loss)
Second quarter
2020	$10	$(2)	$15	$(12)	$11	$(5)	$6
2019	$27	$(4)	$(3)	$32	$52	$(12)	$40
First six months
2020	$7	$—	$20	$(15)	$12	$(14)	$(2)
2019	$69	$(12)	$3	$75	$135	$(31)	$104

(1)
Inter-segment sales of $7 million and $11 million for the three months ended June 30, 2020 and 2019, respectively, and $14 million and $22 million for the six months ended June 30, 2020 and 2019, which were transacted either at the lowest market price of the previous month or cost, were excluded from market pulp sales.

(2)
Wood products sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $5 million and $6 million for the three months ended June 30, 2020 and 2019, respectively, and $10 million and $11 million for the six months ended June 30, 2020 and 2019.

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF THIRD-PARTY DATA
Statements in this Form 10-Q that are not reported financial results or other historical information of Resolute Forest Products are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to the impact of the novel coronavirus (or, “COVID-19”) pandemic and resulting economic conditions on our business, results of operations and market price of our securities, and to our: efforts and initiatives to reduce costs, increase revenues, and improve profitability; business and operating outlook; future pension obligations; assessment of market conditions; growth strategies and prospects, and the growth potential of the Company and the industry in which we operate; liquidity; future cash flows, including as a result of the changes to our pension funding obligations; estimated capital expenditures; and strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “see,” “anticipate,” “continue,” “attempt,” “project,” “progress,” “build,” “pursue,” “plan,” “grow” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs, and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations, and performance to differ materially from those expressed or implied in this Form 10-Q include, but are not limited to, the impact of: the COVID-19 pandemic and resulting economic conditions; developments in non-print media, and the effectiveness of our responses to these developments; intense competition in the forest products industry; any inability to offer products certified to globally recognized forestry management and chain of custody standards; any inability to successfully implement our strategies to increase our earnings power; the possible failure to successfully integrate acquired businesses with ours or to realize the anticipated benefits of acquisitions, such as our entry into wood manufacturing in the U.S., and tissue production and sales, or divestitures or other strategic transactions or projects, including loss of synergies following business divestitures; uncertainty or changes in political or economic conditions in the U.S., Canada or other countries in which we sell our products, including the effects of pandemics; global economic conditions; the highly cyclical nature of the forest products industry; any difficulties in obtaining timber or wood fiber at favorable prices, or at all; changes in the cost of purchased energy and other raw materials; physical and financial risks associated with global, regional, and local weather conditions, and climate change; any disruption in operations or increased labor costs due to labor disputes or occupational health and safety issues; difficulties in our employee relations or in employee attraction or retention; disruptions to our supply chain, operations, or the delivery of our products, including due to public health epidemics; disruptions to our information technology systems including cybersecurity incidents; risks related to the operation and transition of legacy system applications; negative publicity, even if unjustified; currency fluctuations; any increase in the level of required contributions to our pension plans, including as a result of any increase in the amount by which they are underfunded; our ability to maintain adequate capital resources to provide for all of our substantial capital requirements; the terms of our outstanding indebtedness, which could restrict our current and future operations; changes relating to the London Interbank Offered Rate, which could impact our borrowings under our credit facilities; losses that are not covered by insurance; any shutdown of machines or facilities, restructuring of operations or sale of assets resulting in any additional closure costs and long-lived asset impairment or accelerated depreciation charges; any need to record additional valuation allowances against our recorded deferred income tax assets; our exports from one country to another country becoming or remaining subject to duties, cash deposit requirements, border taxes, quotas, or other trade remedies or restrictions; countervailing and anti-dumping duties on imports to the U.S. of the vast majority of our softwood lumber products produced at our Canadian sawmills; any failure to comply with laws or regulations generally; any additional environmental or health and safety liabilities; any violation of trade laws, export controls, or other laws relating to our international sales and operations; adverse outcomes of legal proceedings, claims and governmental inquiries, investigations, and other disputes in which we are involved; the actions of holders of a significant percentage of our common stock; and the potential risks and uncertainties set forth under Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (or, the “SEC”) on March 2, 2020 (or, the

“2019 Annual Report”), which have been heightened by the COVID-19 pandemic, including related governmental responses and economic impacts, market disruptions and changes in consumer habits, and which should be read in conjunction with the COVID-19 pandemic risk factor update further set forth in Part II, Item 1A, “Risk Factors,” in this Form 10-Q.
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
OVERVIEW
Resolute Forest Products is a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, and paper, which are marketed in close to 70 countries. The Company owns or operates some 40 facilities, as well as power generation assets, in the U.S. and Canada. We are the largest Canadian producer of wood products east of the Canadian Rockies, the largest producer of uncoated mechanical papers in North America, and a competitive pulp producer in North America. We are also a leading global producer of newsprint and an emerging tissue producer.
We report our activities in four business segments: market pulp, tissue, wood products, and paper. We believe an integrated approach across these segments maximizes value creation for our Company and stakeholders.
We are guided by our vision and values, focusing on safety, sustainability, profitability, accountability, and teamwork. We believe we can be distinguished by the following competitive strengths:

•	Competitive cost structure combined with diversified and integrated asset base

–	large-scale and cost-effective operations, including significant internal energy production from cogeneration and hydroelectric facilities, which support our value proposition;

–	control over fiber transformation chain from standing timber to end-product for the majority of our offering;

–	nearly 100% of our products sourced from high-quality virgin fiber;

–	harvesting rights for the majority of fiber needs in Canada; and

–	sophisticated logistics capabilities to meet demanding customer expectations.

•	Solid balance sheet

–	favorable pricing and flexibility under borrowing agreements together with our liquidity levels support our ability to weather challenging market cycles and to execute our transformation strategy;

–	significant tax assets to defer cash income taxes and provide synergies to execute this strategy; and

–	customers benefit from a financially stable and reliable business partner in a challenging industry.

•	Seasoned management team

–	deep industry expertise, with influential leaders in forestry, operations, environmental risk management and public policy;

–	culture of accountability, encouraging transparency and straightforwardness; and

–	core identity tied to renewable resources we harvest in a truly sustainable manner.

Our Business
For information relating to our products, strategy and highlights, sustainable development and performance, and power generation assets, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Our Business” in our 2019 Annual Report.
Second Quarter Overview
Impact of the COVID-19 pandemic
We have sustained operations across all of our business segments through the COVID-19 pandemic, but we had to take certain measures in the face of the dramatic reduction in economic activity, particularly for marketing-dependent products like newspapers, inserts, flyers and commercial paper. In particular, we continue to focus on key short-term priorities, including: operating under rigorous protocols around the health and safety of our employees, contractors and suppliers; reducing our paper production consistent with the dramatic decrease in economic activity affecting demand; maintaining disciplined liquidity management; monitoring customer credit risk; and controlling spending around selling, general and administrative (or, “SG&A”) expenses and capital expenditures.
Specifically, as of the end of the second quarter, we reduced our operational footprint by temporarily idling paper machines representing in aggregate 29% of our run-rate capacity (equivalent to 49,000 metric tons per month). This decision led to workforce reductions and spending limitations or deferrals.
Business acquisition
On February 1, 2020, we acquired from Conifex Timber Inc. all of the equity securities and membership interests in certain of its subsidiaries, the business of which consists mainly in the operation of three sawmills and related assets in Cross City (Florida) and in Glenwood and El Dorado (Arkansas) (or, the “U.S. Sawmill Business”). The U.S. Sawmill Business acquired produces construction-grade dimensional lumber and decking products from locally-sourced southern yellow pine for distribution within the U.S.
The fair value of the consideration, paid in cash, for the U.S. Sawmill Business acquired was $173 million. For more information, see Note 2, “Business Acquisition,” to our Consolidated Financial Statements.
Three months ended June 30, 2020 vs. June 30, 2019
Our operating income was $6 million in the quarter, compared to operating income of $40 million in the second quarter of 2019. Excluding special items, we incurred an operating loss of $3 million, compared to operating income of $40 million in the year-ago period. Special items are described below.
Our net income in the quarter was $6 million, or $0.07 per diluted share, compared to net income of $25 million, or $0.27 per diluted share, in the year-ago period. Our net loss in the quarter, excluding special items, was $22 million, or $0.25 per share, compared to net income of $11 million, or $0.12 per diluted share, in the year-ago period.

Three Months Ended June 30, 2020	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$6	$6	$0.07
Adjustments for special items:
Net gain on disposition of assets	(9)	(9)	(0.10)
Non-operating pension and other postretirement benefit credits	—	(4)	(0.05)
Other income, net	—	(10)	(0.11)
Income tax effect of special items	—	(5)	(0.06)
Adjusted for special items (1)	$(3)	$(22)	$(0.25)

Three Months Ended June 30, 2019	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$40	$25	$0.27
Adjustments for special items:
Non-operating pension and other postretirement benefit credits	—	(12)	(0.13)
Other expense, net	—	1	0.01
Income tax effect of special items	—	(3)	(0.03)
Adjusted for special items (1)	$40	$11	$0.12

(1)
Operating income (loss), net income (loss) and net income (loss) per share (or, “EPS”), in each case as adjusted for special items, are not financial measures recognized under U.S. generally accepted accounting principles (or, “GAAP”). We calculate operating income (loss), as adjusted for special items, as operating income (loss) from our Consolidated Statements of Operations, adjusted for items such as closure costs, impairment, and other related charges, and gains and losses on disposition of assets that are excluded from our segment’s performance from GAAP operating income (loss). We calculate net income (loss), as adjusted for special items, as net income (loss) from our Consolidated Statements of Operations, adjusted for the same special items applied to operating income (loss), in addition to non-operating pension and other postretirement benefit (or, “OPEB”) costs and credits, other income and expense, net, and the income tax effect of the special items. EPS, as adjusted for special items, is calculated as net income (loss), as adjusted for special items, per diluted share. We believe that using these non-GAAP measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to compare our operations and financial performance from period to period. Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

Six months ended June 30, 2020 vs. June 30, 2019
Our operating loss was $2 million in the first half of the year, compared to operating income of $104 million in the year-ago period. Excluding special items, we incurred an operating loss of $13 million, compared to operating income of $104 million in the year-ago period. Special items are described below.
Our net income in the first half of the year was $5 million, or $0.06 per diluted share, compared to net income of $67 million, or $0.71 per diluted share, in the year-ago period. Our net loss in the period, excluding special items, was $51 million, or $0.57 per share, compared to net income of $41 million, or $0.44 per diluted share, in the year-ago period.

Six Months Ended June 30, 2020	Operating Loss	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(2)	$5	$0.06
Adjustments for special items:
Closure costs, impairment and other related charges	(2)	(2)	(0.02)
Net gain on disposition of assets	(9)	(9)	(0.10)
Non-operating pension and other postretirement benefit credits	—	(19)	(0.22)
Other income, net	—	(38)	(0.43)
Income tax effect of special items	—	12	0.14
Adjusted for special items (1)	$(13)	$(51)	$(0.57)

Six Months Ended June 30, 2019	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$104	$67	$0.71
Adjustments for special items:
Non-operating pension and other postretirement benefit credits	—	(24)	(0.26)
Other expense, net	—	5	0.06
Income tax effect of special items	—	(7)	(0.07)
Adjusted for special items (1)	$104	$41	$0.44

(1)
Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Overview – Second Quarter Overview” above.

RESULTS OF OPERATIONS
Consolidated Results
Selected financial information

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except per share amounts)	2020	2019	2020	2019
Sales	$612	$755	$1,301	$1,550
Operating income (loss) per segment:
Market pulp	$10	$27	$7	$69
Tissue	(2)	(4)	—	(12)
Wood products	15	(3)	20	3
Paper	(12)	32	(15)	75
Segment total	11	52	12	135
Corporate and other	(5)	(12)	(14)	(31)
Operating income (loss)	$6	$40	$(2)	$104
Net income attributable to Resolute Forest Products Inc.	$6	$25	$5	$67
Net income per common share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$0.07	$0.27	$0.06	$0.73
Diluted	$0.07	$0.27	$0.06	$0.71
Adjusted EBITDA (1)	$37	$82	$69	$186

(Unaudited, in millions)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$27	$3
Total assets	$3,667	$3,626

(1)
Earnings before interest expense, income taxes, and depreciation and amortization (or, “EBITDA”) and adjusted EBITDA are not financial measures recognized under GAAP. EBITDA is calculated as net income (loss) including noncontrolling interest from the Consolidated Statements of Operations, adjusted for interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA means EBITDA, excluding special items, such as closure costs, impairment and other related charges, gains and losses on disposition of assets, non-operating pension and OPEB costs and credits, and other income and expense, net. We believe that using non-GAAP measures such as EBITDA and adjusted EBITDA is useful because they are consistent with the indicators management uses internally to measure the Company’s performance and it allows the reader to compare our operations and financial performance from period to period. EBITDA and adjusted EBITDA are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2020	2019	2020	2019
Net income including noncontrolling interest	$6	$25	$5	$67
Interest expense	9	7	18	16
Income tax provision	5	19	32	40
Depreciation and amortization	40	42	82	82
EBITDA	$60	$93	137	205
Closure costs, impairment and other related charges	—	—	(2)	—
Net gain on disposition of assets	(9)	—	(9)	—
Non-operating pension and other postretirement benefit credits	(4)	(12)	(19)	(24)
Other (income) expense, net	(10)	1	(38)	5
Adjusted EBITDA	$37	$82	$69	$186
Three months ended June 30, 2020 vs. June 30, 2019
Operating income variance analysis
Sales
Sales decreased by $143 million compared to the year-ago period, to $612 million. After removing the sales related to the acquisition of the U.S. Sawmill Business in the first quarter of 2020, sales declined by $171 million. Lower volume reduced sales by $129 million, mainly due to the paper segment ($122 million). Pricing had an unfavorable impact of $41 million, mainly as a result of a drop in the average transaction price for market pulp and paper, respectively 16% and 12%, partly offset by an increase in average transaction price for tissue and wood products, respectively 8% and 10%.
Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs (or, “COS”) decreased by $72 million in the quarter. After removing the COS related to the acquisition of the U.S. Sawmill Business, and the effects of the weaker Canadian dollar and lower volume, COS improved by $16 million, largely reflecting:

•
favorable maintenance costs ($11 million), as a result of reduced spending, the timing of scheduled outages and the indefinite idling of our Augusta (Georgia) mill in November 2019, partly offset by the temporary idling of the Baie-Comeau (Quebec) and Amos (Quebec) paper mills; and

•	a decrease in wood fiber costs ($6 million).

Selling, general and administrative expenses
SG&A expenses decreased by $4 million in the quarter, due to lower headcount.
Net gain on disposition of assets
See the corresponding variance analysis under “Corporate and Other” below.
Net income variance analysis
Non-operating pension and other postretirement benefit credits
We recorded non-operating pension and OPEB credits of $4 million in the quarter, compared to $12 million in the year-ago period. The difference mainly reflects: lower interest cost ($9 million); partly offset by higher amortization of actuarial losses ($8 million) and lower amortization of prior service credits ($2 million); and lower expected return on plan assets ($6 million).
Other income (expense), net
We recorded other income, net of $10 million in the quarter, compared to other expense, net of $1 million in the year-ago period. The difference mostly reflects, in the current period, a favorable insurance claim settlement of $15 million related to our acquisition of Atlas Paper Holdings Inc. (or “Atlas”) in 2015.
Income taxes
We recorded an income tax provision of $5 million in the quarter, on income before income taxes of $11 million, compared to an expected income tax provision of $3 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: an increase to our valuation allowance related to our U.S. operations ($7 million) where we recognize a valuation allowance against virtually all of our net deferred income tax assets; partially offset by other items ($5 million), mainly related to the settlement of an insurance claim in connection with our acquisition of Atlas.
In the second quarter of 2019, we recorded an income tax provision of $19 million, on income before income taxes of $44 million, compared to an expected income tax provision of $9 million based on the U.S. federal statutory income tax rate of 21%. The difference reflects: U.S. tax on non-U.S. earnings ($5 million); an increase to our valuation allowance related to our U.S. operations where we recognize a valuation allowance against virtually all of our net deferred income tax assets ($4 million); and state and foreign tax rate differences ($3 million).

Six months ended June 30, 2020 vs. June 30, 2019
Operating (loss) income variance analysis
Sales
Sales decreased by $249 million compared to the year-ago period, to $1,301 million. After removing the sales related to the acquisition of the U.S. Sawmill Business, sales declined by $293 million. Lower volume reduced sales by $139 million, reflecting lower shipments in paper ($143 million) and wood products ($18 million), partly offset by higher shipments of market pulp ($16 million) and tissue ($6 million). Pricing had an unfavorable impact of $153 million, mainly as a result of a drop in the average transaction price for market pulp and paper, down by 22% and 14%, respectively, slightly offset by an improvement in pricing for wood products and tissue, up 8% and 6%, respectively.
Cost of sales, excluding depreciation, amortization and distribution costs
COS decreased by $102 million in the period. After removing the COS related to the acquisition of the U.S. Sawmill Business, and the effects of the weaker Canadian dollar and lower volume, COS improved by $54 million, largely reflecting:

•	favorable maintenance costs ($27 million), as a result of reduced spending, the timing of scheduled outages and the indefinite idling of our Augusta mill;

•	lower recycled fiber prices ($8 million);

•	a decrease in energy prices ($8 million);

•	a decrease in wood fiber costs ($3 million); and

•	lower labor expense ($3 million), primarily due to the indefinite idling of our Augusta mill, partly offset by the temporary idling of the Baie-Comeau and Amos paper mills;
partly offset by unfavorable chemical usage ($3 million).
Selling, general and administrative expenses
SG&A expenses decreased by $7 million in the first half of 2020 compared to the same period last year, due to lower headcount.
Net gain on disposition of assets
See the corresponding variance analysis under “Corporate and Other” below.

Net income variance analysis
Non-operating pension and other postretirement benefit credits
We recorded non-operating pension and OPEB credits of $19 million in the first half of 2020, compared to $24 million in the year-ago period. The difference mainly reflects: lower interest cost ($16 million); and an OPEB curtailment credit related to the indefinite idling of our Augusta mill ($14 million); partly offset by: higher amortization of actuarial losses ($14 million) and lower amortization of prior service credits ($4 million); lower expected return on plan assets ($13 million); and a pension special termination benefit cost related to the indefinite idling of our Augusta mill ($3 million).
Other income (expense), net
We recorded other income, net of $38 million in the first half of 2020, compared to other expense, net of $5 million in the year-ago period. The difference mostly reflects a favorable insurance claim settlement of $15 million related to our acquisition of Atlas in 2015 and foreign exchange gain of $14 million in the current period, compared to foreign exchange loss of $10 million in the year-ago period.
Income taxes
We recorded an income tax provision of $32 million in the period, on income before income taxes of $37 million, compared to an expected income tax provision of $8 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: an increase to our valuation allowance related to our U.S. operations ($16 million) where we recognize a valuation allowance against virtually all of our net deferred income tax assets; foreign exchange items ($10 million); and state and foreign tax rate differences ($3 million); partially offset by other items ($5 million), mainly related to the settlement of an insurance claim in connection with our acquisition of Atlas.
In the first half of 2019, we recorded an income tax provision of $40 million, on income before income taxes of $107 million, compared to an expected income tax provision of $22 million based on the U.S. federal statutory income tax rate of 21%. The difference reflects: an increase to our valuation allowance related to our U.S. operations ($11 million); state and foreign tax rate differences ($7 million) and U.S. tax on non-U.S. earnings ($5 million); partly offset by foreign exchange items ($4 million).
Segment Earnings
We manage our business based on the products we manufacture. Our reportable segments correspond to our principal product lines: market pulp, tissue, wood products, and paper. As of the second quarter of 2020, the results from our newsprint and specialty papers operations have been combined to form the paper reportable segment. This better reflects management’s internal analysis, given the diminishing percentage newsprint and specialty papers represent in our product portfolio. Comparative information has been modified to conform to this revised segment presentation.
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

MARKET PULP
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2020	2019	2020	2019
Sales	$161	$189	$338	$420
Operating income (1)	$10	$27	$7	$69
EBITDA (2)	$16	$32	$19	$79
(In thousands of metric tons)
Shipments	258	257	561	543
Downtime	33	15	33	23

	June 30,
(Unaudited, in thousands of metric tons)	2020	2019
Finished goods inventory	87	110

(1)	Net income including noncontrolling interest is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2020	2019	2020	2019
Net income including noncontrolling interest	$10	$27	$7	$69
Depreciation and amortization	6	5	12	10
EBITDA	$16	$32	$19	$79
Industry trends

World demand for chemical pulp grew by 7.8% in the first five months of 2020 compared to the year-ago period, reflecting an increase in China of 11.6%, while North America was down by 1.3%, and Western Europe was essentially flat. World capacity grew by 0.2% over the same period.
World demand for softwood pulp grew by 1.4% in the first five months of 2020, reflecting an increase of 5.8% in North America, while Western Europe and China were down by 6.4% and 1.3%, respectively. The operating rate was 93%.
In the same period, world demand for hardwood pulp rose by 13.1%, with shipments to China and Western Europe up by 19.9% and 3.7%, respectively, while North America was down by 9.8%. The operating rate was 91%.
Three months ended June 30, 2020 vs. June 30, 2019
Operating income variance analysis

MARKET PULP

(Unaudited, in millions)

OPERATING INCOME VARIANCE

27
3
(31)
(2)
9
2
1
(1)
2
10
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q2'19 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q2'20 OPERATING INCOME

Sales
Sales were $28 million lower, or 15%, to $161 million in the quarter. Sales volume was $3 million higher, but pricing reduced sales by $31 million, reflecting a decline in the average transaction price of $120 per metric ton, mostly in virgin pulp grades due to softer market conditions.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of higher volume and the weaker Canadian dollar, manufacturing costs improved by $9 million, reflecting:

•	favorable maintenance costs ($5 million), mainly due to the timing of scheduled outages and reduced spending; and

•	lower energy prices, and favorable chemical usage and prices ($4 million).

Six months ended June 30, 2020 vs. June 30, 2019
Operating income variance analysis

MARKET PULP
(Unaudited, in millions)

69
16
(98)
(8)
27
1
(2)
3
(2)
1
7
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q2'19 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q2'20 OPERATING INCOME

Sales
Sales were $82 million lower, or 20%, to $338 million in the first half of the year. Sales volume was $16 million higher. Pricing reduced sales by $98 million, reflecting a decline in the average transaction price of $174 per metric ton due to a significant drop in all pulp grades.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of higher volume and the weaker Canadian dollar, manufacturing costs improved by $27 million, reflecting:

•	a decrease in wood fiber costs ($11 million);

•	favorable maintenance costs ($9 million), mainly due to the timing of scheduled outages; and

•	lower energy prices ($5 million).

TISSUE
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2020	2019	2020	2019
Sales	$44	$43	$93	$82
Operating loss (1)	$(2)	$(4)	$—	$(12)
EBITDA (2)	$3	$—	$9	$(3)
(In thousands of short tons)
Shipments (3)	24	25	52	49
Downtime	2	—	2	1

	June 30,
(Unaudited, in thousands of short tons)	2020	2019
Finished goods inventory (3)	5	7

(1)	Net loss including noncontrolling interest is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

(3)	Tissue converted products, which are measured in cases, are converted to short tons.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2020	2019	2020	2019
Net loss including noncontrolling interest	$(2)	$(4)	$—	$(12)
Depreciation and amortization	5	4	9	9
EBITDA	$3	$—	$9	$(3)
Industry trends
Total U.S. tissue consumption grew by 6.4% in the first half of 2020 compared to the year-ago period. Converted product shipments increased by 10.2%, led by at-home shipments, up by 18.4%, while away-from-home shipments decreased by 6.0%.

U.S. parent roll production rose by 5.8% in the first six months, contributing to a 97% average industry production-to-capacity ratio, up from 93% in the year-ago period.
Three months ended June 30, 2020 vs. June 30, 2019
Operating loss variance analysis

TISSUE

(Unaudited, in millions)

OPERATING LOSS VARIANCE

(4)
(2)
3
1
(1)
2
(1)
(2)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q2'19 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q2'20 OPERATING LOSS

Sales
Sales were $1 million higher, or 2%, to $44 million in the quarter. The average transaction price was $128 per short ton higher, due to favorable product mix and price increases. Shipments decreased by 1,000 short tons.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of lower volume, our manufacturing costs increased by $1 million compared to the year-ago period, mainly due to the timing of annual outages.

Six months ended June 30, 2020 vs. June 30, 2019
Operating loss variance analysis

TISSUE

(Unaudited, in millions)

OPERATING LOSS VARIANCE

(12)
6
5
(5)
2
3
1
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q2'19 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q2'20 OPERATING LOSS

Sales
Sales were $11 million higher, or 13%, to $93 million in the first half of the year. The average transaction price was $108 per short ton higher, due to favorable product mix and price increases. Higher volume increased sales by $6 million, mainly due to the rapid increase in customer demand in the first quarter during the early stages of the pandemic, and productivity improvement.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of higher volume, our manufacturing costs improved by $2 million compared to the year-ago period, mainly due to favorable wood fiber costs.

WOOD PRODUCTS
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2020	2019	2020	2019
Sales	$199	$168	$373	$329
Operating income (loss) (1)	$15	$(3)	$20	$3
EBITDA (2)	$25	$6	$41	$20
(In millions board feet)
Shipments (3)	521	484	964	912
Downtime	73	53	168	94

	June 30,
(Unaudited, in millions board feet)	2020	2019
Finished goods inventory (3)	119	122

(1)	Net income (loss) including noncontrolling interest is equal to operating income (loss) in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

(3)	Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2020	2019	2020	2019
Net income (loss) including noncontrolling interest	$15	$(3)	$20	$3
Depreciation and amortization	10	9	21	17
EBITDA	$25	$6	$41	$20
Industry trends
Average U.S. housing starts were 1.3 million on a seasonally-adjusted basis in the first half of 2020, up by 2.7% from the same period last year, which reflects a 9.7% increase in multi-family starts, and single-family starts essentially flat.

The 2x4 – Random Length (or, “RL”) #1-2 Kiln Dried (or, “KD”) Great Lakes (or, “GL”) price rose by 8.2% in the first half of 2020 compared to the year-ago period, and the 2x4x8 Stud KD GL price increased by 23.7%. The 2x4 – RL #2 KD Southern Pine (Eastside) price increased by 4.2%, and the 2x4 – RL #2 KD Southern Pine (Westside) price was up by 3.2%.
Three months ended June 30, 2020 vs. June 30, 2019
Operating income (loss) variance analysis

WOOD PRODUCTS
(Unaudited, in millions)

(3)
28
(8)
11
(20)
6
3
(2)
1
(1)
(1)
1
15
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q2'19 OPERATING LOSS
U.S. Sawmill Business acquisition
Volume
Pricing
FX
U.S. Sawmill Business acquisition
Volume
Manufacturing costs
FX
U.S. Sawmill Business acquisition
Volume
Other items
Depreciation and amortization
SG&A
Q2'20 OPERATING INCOME

Sales
Sales were $31 million higher, or 18%, to $199 million in the quarter, primarily due to the sales related to the acquisition of the U.S. Sawmill Business ($28 million). After removing the sales related to the acquisition, sales volume was $8 million lower, mainly due to a strong second quarter of 2019 and reduced demand related to the COVID-19 pandemic. Pricing contributed to an $11 million increase in sales, reflecting a rise in the average transaction price of $35 per thousand board feet.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effect of lower volume, the COS related to the acquisition of the U.S. Sawmill Business, and the Canadian dollar fluctuation, manufacturing costs decreased by $3 million, mainly reflecting lower wood fiber costs.

Six months ended June 30, 2020 vs. June 30, 2019
Operating income variance analysis

WOOD PRODUCTS
(Unaudited, in millions)

3
44
(18)
18
(33)
15
(3)
(1)
1
(2)
(4)
20
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q2'19 OPERATING INCOME
U.S. Sawmill Business acquisition
Volume
Pricing
FX
U.S. Sawmill Business acquisition
Volume
Manufacturing costs
FX
U.S. Sawmill Business acquisition
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q2'20 OPERATING INCOME

Sales
Sales were $44 million higher, or 13%, to $373 million in the first half of the year, primarily due to the sales related to the acquisition of the U.S. Sawmill Business ($44 million). After removing the sales related to the acquisition, sales volume was $18 million lower, mainly due to the lack of transportation availability, resulting from rail blockades in Canada and the economic fallout of the unfolding COVID-19 pandemic. Pricing contributed to an $18 million increase in sales, reflecting a rise in the average transaction price of $27 per thousand board feet.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effect of lower volume, the COS related to the acquisition of the U.S. Sawmill Business, and the Canadian dollar fluctuation, manufacturing costs increased by $3 million, mainly reflecting higher wood fiber costs.
Depreciation and amortization
Depreciation and amortization increased by $4 million compared to the year-ago period, primarily due to the acquisition of the U.S. Sawmill Business.

PAPER
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2020	2019	2020	2019
Sales	$208	$355	$497	$719
Operating (loss) income (1)	$(12)	$32	$(15)	$75
EBITDA (2)	$4	$51	$18	$111
(In thousands of metric tons)
Shipments	350	525	832	1,040
Downtime	178	65	200	77

	June 30,
(Unaudited, in thousands of metric tons)	2020	2019
Finished goods inventory	130	154

(1)	Net (loss) income including noncontrolling interest is equal to operating (loss) income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2020	2019	2020	2019
Net (loss) income including noncontrolling interest	$(12)	$32	$(15)	$75
Depreciation and amortization	16	19	33	36
EBITDA	$4	$51	$18	$111
Industry trends
North American newsprint demand fell by 23.4% in the first half of the year compared to the same period last year. Demand from newspaper publishers fell by 23.0%, while demand from commercial printers also decreased, by 24.0%. The North American shipment-to-capacity ratio was 79%, compared to 85% in the year-ago period.

Global demand for newsprint fell by 19.9% in the first half of 2020, with Western Europe down by 23.3%, North America down by 23.4%, and Asia down by 16.5%. Accordingly, the global operating rate decreased to 73%, down from 85% in the year-ago period.
North American demand for uncoated mechanical papers was down by 23.5% in the first half of 2020 compared to the year-ago period, reflecting a 30.8% decline in supercalendered grades, and a 16.5% decrease in standard grades. Accordingly, the shipment-to-capacity ratio for all uncoated mechanical papers decreased to 72%, compared to 84% in the year-ago period.

Three months ended June 30, 2020 vs. June 30, 2019
Operating (loss) income variance analysis

PAPER

(Unaudited, in millions)

OPERATING (LOSS) INCOME VARIANCE

32
(122)
(24)
(1)
64
7
7
18
1
3
3
(12)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q2'19 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q2'20 OPERATING LOSS

Sales
Sales fell by $147 million, or 41%, to $208 million in the quarter. Shipments decreased by 175,000 metric tons, largely reflecting much lower demand levels since the onset of the pandemic and our resulting capacity adjustments. The average transaction price declined by $84 per metric ton due to weaker market fundamentals.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs improved by $7 million after adjusting for the effect of the weaker Canadian dollar, as a significant portion of our production capacity is based in Canada, and the effect of lower volume, reflecting:

•	favorable maintenance costs ($7 million), due to reduced spending; and

•	a decrease in wood fiber costs ($2 million).

Six months ended June 30, 2020 vs. June 30, 2019
Operating (loss) income variance analysis

PAPER

(Unaudited, in millions)

OPERATING (LOSS) INCOME VARIANCE

75
(143)
(78)
(1)
75
24
5
21
(1)
3
5
(15)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q2'19 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q2'20 OPERATING LOSS

Sales
Sales fell by $222 million, or 31%, to $497 million in the first half of the year. Shipments decreased by 208,000 metric tons, largely reflecting much lower demand levels since the onset of the pandemic and our resulting capacity adjustments. The average transaction price declined by $95 per metric ton due to weaker market fundamentals, mostly in export markets.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs improved by $24 million after adjusting for the effect of the weaker Canadian dollar, as a significant portion of our production capacity is based in Canada, and the effect of lower volume, reflecting:

•	favorable maintenance costs ($19 million), due to the indefinite idling of our Augusta mill in the fourth quarter of 2019, as well as reduced spending;

•	lower labor and overhead costs ($7 million), primarily due to the indefinite idling of our Augusta mill; and

•	lower energy prices ($3 million);
partly offset by an increase in wood fiber costs ($4 million), and in chemical costs ($3 million).
Selling, general and administrative expenses
SG&A expenses decreased by $5 million in the first half of the year, compared to the same period last year, due to lower headcount.

Corporate and Other
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2020	2019	2020	2019
Cost of sales, excluding depreciation, amortization and distribution costs	$(2)	$—	$(4)	$(7)
Depreciation and amortization	(3)	(5)	(7)	(10)
Selling, general and administrative expenses	(9)	(7)	(14)	(14)
Closure costs, impairment and other related charges	—	—	2	—
Net gain on disposition of assets	9	—	9	—
Operating loss	(5)	(12)	(14)	(31)
Interest expense	(9)	(7)	(18)	(16)
Non-operating pension and other postretirement benefit credits	4	12	19	24
Other income (expense), net	10	(1)	38	(5)
Income tax provision	(5)	(19)	(32)	(40)
Net loss including noncontrolling interest	$(5)	$(27)	$(7)	$(68)
The table below shows the reconciliation of net loss including noncontrolling interest to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2020	2019	2020	2019
Net loss including noncontrolling interest	$(5)	$(27)	$(7)	$(68)
Interest expense	9	7	18	16
Income tax provision	5	19	32	40
Depreciation and amortization	3	5	7	10
EBITDA	12	4	50	(2)
Closure costs, impairment and other related charges	—	—	(2)	—
Net gain on disposition of assets	(9)	—	(9)	—
Non-operating pension and other postretirement benefit credits	(4)	(12)	(19)	(24)
Other (income) expense, net	(10)	1	(38)	5
Adjusted EBITDA	$(11)	$(7)	$(18)	$(21)
Three and six months ended June 30, 2020 vs. June 30, 2019
Net gain on disposition of assets
We recorded a net gain of $9 million on the disposition of the Augusta mill in the quarter. The mill was indefinitely idled in November 2019.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, cash flows provided by operations, and our credit facilities to fund our operations, make pension contributions, and finance our working capital, capital expenditures, and duty cash deposits. In addition, from time to time we may use available cash to reduce debt and to return capital to shareholders, including through share repurchases or special dividends. As of June 30, 2020, we had cash and cash equivalents of $27 million and availability of $369 million under our credit facilities.
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
Flow of Funds
Summary of cash flows
A summary of cash flows for the six months ended June 30, 2020 and 2019, was as follows:

	Six Months Ended June 30,
(Unaudited, in millions)	2020	2019
Net cash provided by operating activities	$76	$95
Net cash used in investing activities	(227)	(69)
Net cash provided by (used in) financing activities	176	(232)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(1)	1
Net increase (decrease) in cash and cash equivalents, and restricted cash	$24	$(205)

Six months ended June 30, 2020 vs. June 30, 2019
Net cash provided by operating activities
We generated $76 million of cash from operating activities in the first half of 2020, compared to $95 million of cash generated in the year-ago period. The decrease is primarily due to lower profitability offset by a favorable working capital variance in the current period, and lower pension contributions.
Net cash used in investing activities
We used $227 million of cash in investing activities in the current period, compared to $69 million in the year-ago period. The difference primarily reflects the acquisition of the U.S. Sawmill Business, net of cash acquired, in the current period ($172 million), and higher net countervailing and anti-dumping duty cash deposits ($6 million); partly offset by lower capital expenditures ($8 million) and higher proceeds from the disposition of assets ($7 million).
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $176 million in the first half of 2020, compared to cash used in financing activities of $232 million in the year-ago period. In the current period, we drew $180 million in 10-year term loans under our existing senior secured credit facility (or, the “Senior Secured Credit Facility”) to finance the acquisition of the U.S. Sawmill Business, whereas in the year-ago period we repurchased of $225 million in aggregate principal amount of our 2023 Notes.
Employee Benefit Plans
Newly enacted U.S. legislation in 2020, the Coronavirus Aid, Relief and Economic Security Act, allows plan sponsors to delay contributions due in 2020. Accordingly, we have postponed our current quarter contributions to U.S. pension plans of $8 million, and we expect to postpone the remaining $26 million, to the end of the fourth quarter of 2020.
Share Repurchase Program
On March 2, 2020, our board of directors authorized a share repurchase program of up to 15% of our common stock, for aggregate consideration of up to $100 million. For more information, see Note 12, “Share Capital,” to our Consolidated Financial Statements.

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
Summarized financial information for the six months ended June 30, 2020 and year ended December 31, 2019, was as follows:

(Unaudited, in millions)	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Sales (1)	$1,076	$2,379
Operating loss	$(57)	$(203)
Net loss	$(49)	$(207)

(1)	Includes $23 million and $76 million of sales to the Non-Guarantor Subsidiaries for the six months ended June 30, 2020 and year ended December 31, 2019, respectively.
Summarized financial information as of June 30, 2020 and December 31, 2019, was as follows:

(Unaudited, in millions)	June 30, 2020	December 31, 2019
Total current assets (1)	$425	$414
Total long-term assets (2)	$907	$833
Total current liabilities (3)	$885	$913
Total long-term liabilities	$1,043	$872

(1)	Includes $4 million of interest receivable from the Non-Guarantor Subsidiaries as of December 31, 2019.

(2)	Includes a note receivable of $112 million from the Non-Guarantor Subsidiaries as of December 31, 2019.

(3)	Includes accounts payable to the Non-Guarantor Subsidiaries of $770 million and $794 million as of June 30, 2020 and December 31, 2019, respectively.
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
Information relating to quantitative and qualitative disclosures about market risk is disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2019 Annual Report. There have been no material changes in our exposure to market risk as previously disclosed in our 2019 Annual Report, except that our exposure to market risk has been heightened by the COVID-19 pandemic, including related governmental responses and economic impacts, market disruptions and changes in consumer habits, and such prior disclosure should be read in conjunction with the COVID-19 pandemic risk factor update further described in Part II, Item 1A, “Risk Factors,” in this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of June 30, 2020. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
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
We are supplementing the risk factors described under Part I, Item 1A, “Risk Factors” in our 2019 Annual Report and Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended March 31, 2020, with the additional risk factor set forth below. This supplemental risk factor should be read in conjunction with the other risk factors described in our 2019 Annual Report, which have been heightened by this additional risk factor.
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

•
Any construction slowdown in North America may result in a decline in demand for wood products. If the demand for wood products falls and we reduce harvesting and sawmill activity as a result, we could have greater difficulty obtaining the supply of timber and wood fiber required for our operations at favorable prices, or at all.

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

RESOLUTE FOREST PRODUCTS INC.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information about our stock repurchases for the three months ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30	—	$—	—	$100,000,000
May 1 to May 31	—	—	—	100,000,000
June 1 to June 30	253,898	2.09	253,898	99,469,293
Total	253,898	$2.09	253,898	$99,469,293

(1)	$100 million share repurchase program launched in 2020. For more information, see Note 12, “Share Capital,” to our Consolidated Financial Statements.
As of July 31, 2020, we repurchased 1,035,249 additional shares at an average price per share of $2.47 for a total cost of $3 million.

RESOLUTE FOREST PRODUCTS INC.

ITEM 6.	EXHIBITS

Exhibit No.	Description

†10.1	2020 Resolute Forest Products Inc. Short-Term Incentive Plan – U.S.

†10.2	2020 Resolute Forest Products Inc. Short-Term Incentive Plan – Canada / International.

†10.3
First Amendment to the Resolute Forest Products Inc. 2019 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Registration Statement on Form S-8 filed August 5, 2020, SEC Registration No. 333-241026).

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
Date: August 10, 2020