Form 10-Q
period 2020-09-30
Resolute Forest Products Inc.
filed 2020-11-09
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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
    Yes ☐    No ☒
As of October 30, 2020, there were 81,533,731 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions of U.S. dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$730	$705	$2,031	$2,255
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	475	558	1,463	1,648
Depreciation and amortization	43	42	125	124
Distribution costs	80	94	258	295
Selling, general and administrative expenses	35	30	101	103
Closure costs, impairment and other related charges	—	—	(2)	—
Net gain on disposition of assets	—	(1)	(9)	(1)
Operating income (loss)	97	(18)	95	86
Interest expense	(8)	(8)	(26)	(24)
Non-operating pension and other postretirement benefit credits	5	12	24	36
Other (expense) income, net	(14)	(17)	24	(22)
Income (loss) before income taxes	80	(31)	117	76
Income tax provision	(23)	(12)	(55)	(52)
Net income (loss) including noncontrolling interest	57	(43)	62	24
Net income attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to Resolute Forest Products Inc.	$57	$(43)	$62	$24
Net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$0.66	$(0.47)	$0.71	$0.26
Diluted	$0.66	$(0.47)	$0.71	$0.26
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	86.0	90.9	87.4	91.9
Diluted	86.2	90.9	87.6	93.0
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) including noncontrolling interest	$57	$(43)	$62	$24
Other comprehensive income:
Unamortized prior service costs
Change in unamortized prior service costs	(1)	(2)	(17)	(9)
Income tax provision	—	—	—	—
Change in unamortized prior service costs, net of tax	(1)	(2)	(17)	(9)
Unamortized actuarial losses
Change in unamortized actuarial losses	14	6	46	17
Income tax provision	(3)	(2)	(10)	(4)
Change in unamortized actuarial losses, net of tax	11	4	36	13
Foreign currency translation	1	—	—	—
Other comprehensive income, net of tax	11	2	19	4
Comprehensive income (loss) including noncontrolling interest	68	(41)	81	28
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income (loss) attributable to Resolute Forest Products Inc.	$68	$(41)	$81	$28
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions of U.S. dollars, except per share amount)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$20	$3
Accounts receivable, net:
Trade	273	273
Other	46	76
Inventories, net	511	522
Other current assets	58	33
Total current assets	908	907
Fixed assets, less accumulated depreciation of $1,543 and $1,658 as of September 30, 2020 and December 31, 2019, respectively	1,503	1,459
Amortizable intangible assets, less accumulated amortization of $31 and $27 as of September 30, 2020 and December 31, 2019, respectively	65	48
Goodwill	31	—
Deferred income tax assets	825	915
Operating lease right-of-use assets	56	61
Other assets	290	236
Total assets	$3,678	$3,626
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$339	$342
Current portion of long-term debt	2	1
Current portion of operating lease liabilities	8	8
Total current liabilities	349	351
Long-term debt, net of current portion	559	448
Pension and other postretirement benefit obligations	1,337	1,460
Operating lease liabilities, net of current portion	51	57
Other liabilities	82	75
Total liabilities	2,378	2,391
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 120.2 million shares issued and 82.6 million shares outstanding as of September 30, 2020; 119.5 million shares issued and 86.7 million shares outstanding as of December 31, 2019	—	—
Additional paid-in capital	3,805	3,802
Deficit	(1,183)	(1,245)
Accumulated other comprehensive loss	(1,160)	(1,179)
Treasury stock at cost, 37.6 million shares and 32.8 million shares as of September 30, 2020 and December 31, 2019, respectively	(163)	(144)
Total Resolute Forest Products Inc. shareholders’ equity	1,299	1,234
Noncontrolling interest	1	1
Total equity	1,300	1,235
Total liabilities and equity	$3,678	$3,626
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions of U.S. dollars)

	Three Months Ended September 30, 2020
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total Equity
Balance as of June 30, 2020	$—	$3,805	$(1,240)	$(1,171)	$(145)	$1	$1,250
Share-based compensation, net of withholding taxes	—	—	—	—	—	—	—
Net income	—	—	57	—	—	—	57
Purchases of treasury stock (4.5 million shares) (Note 12)	—	—	—	—	(18)	—	(18)
Other comprehensive income, net of tax	—	—	—	11	—	—	11
Balance as of September 30, 2020	$—	$3,805	$(1,183)	$(1,160)	$(163)	$1	$1,300

	Nine Months Ended September 30, 2020
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total Equity
Balance as of December 31, 2019	$—	$3,802	$(1,245)	$(1,179)	$(144)	$1	$1,235
Share-based compensation, net of withholding taxes	—	3	—	—	—	—	3
Net income	—	—	62	—	—	—	62
Purchases of treasury stock (4.8 million shares) (Note 12)	—	—	—	—	(19)	—	(19)
Stock unit awards vested (0.7 million shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	19	—	—	19
Balance as of September 30, 2020	$—	$3,805	$(1,183)	$(1,160)	$(163)	$1	$1,300

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions of U.S. dollars)

	Three Months Ended September 30, 2019
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interest	Total Equity
Balance as of June 30, 2019	$—	$3,803	$(1,131)	$(948)	$(125)	$1	$1,600
Net loss	—	—	(43)	—	—	—	(43)
Purchases of treasury stock (1.1 million shares) (Note 12)	—	—	—	—	(7)	—	(7)
Other comprehensive income, net of tax	—	—	—	2	—	—	2
Balance as of September 30, 2019	$—	$3,803	$(1,174)	$(946)	$(132)	$1	$1,552

	Nine Months Ended September 30, 2019
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interest	Total Equity
Balance as of December 31, 2018	$—	$3,802	$(1,198)	$(950)	$(120)	$1	$1,535
Share-based compensation, net of withholding taxes	—	1	—	—	—	—	1
Net income	—	—	24	—	—	—	24
Purchases of treasury stock (1.8 million shares) (Note 12)	—	—	—	—	(12)	—	(12)
Stock unit awards vested (0.3 million shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	4	—	—	4
Balance as of September 30, 2019	$—	$3,803	$(1,174)	$(946)	$(132)	$1	$1,552
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions of U.S. dollars)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income including noncontrolling interest	$62	$24
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Share-based compensation	4	4
Depreciation and amortization	125	124
Deferred income taxes	55	52
Net pension contributions and other postretirement benefit payments	(66)	(96)
Net gain on disposition of assets	(9)	(1)
Loss (gain) on translation of foreign currency denominated deferred income taxes	23	(26)
(Gain) loss on translation of foreign currency denominated pension and other postretirement benefit obligations	(28)	27
Net planned major maintenance (payments) amortization	(2)	16
Changes in working capital:
Accounts receivable	20	60
Inventories	21	(14)
Other current assets	(21)	(11)
Accounts payable and accrued liabilities	(14)	(41)
Other, net	6	2
Net cash provided by operating activities	176	120
Cash flows from investing activities:
Cash invested in fixed assets	(53)	(82)
Acquisition of business, net of cash acquired	(172)	—
Disposition of assets	9	2
Decrease in countervailing duty cash deposits on supercalendered paper	—	1
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	(52)	(46)
Decrease in countervailing duty cash deposits on uncoated groundwood paper	—	6
Proceeds from insurance settlement	15	—
Other investing activities, net	5	—
Net cash used in investing activities	(248)	(119)
Cash flows from financing activities:
Net repayments under revolving credit facilities	(71)	—
Proceeds from long-term debt	180	—
Repayments of debt	(1)	(225)
Purchases of treasury stock	(19)	(12)
Payments of financing and credit facility fees	—	(2)
Net cash provided by (used in) financing activities	89	(239)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	—	1
Net increase (decrease) in cash and cash equivalents, and restricted cash	$17	$(237)
Cash and cash equivalents, and restricted cash:
Beginning of period	$42	$345
End of period	$59	$108
Cash and cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$20	$69
Restricted cash (included in “Other assets”)	$39	$39
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
Financial statements
Our interim consolidated financial statements and accompanying notes (or, the “Consolidated Financial Statements”) are unaudited and have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (or, the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (or, “GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the unaudited interim Consolidated Financial Statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended September 30, 2020, are not necessarily indicative of the results to be expected for the full year. These unaudited interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020. Certain prior period amounts in the notes to our Consolidated Financial Statements have been reclassified to conform to the 2020 presentation.
Use of estimates
The uncertainties around the novel coronavirus (or, “COVID-19”) pandemic required the use of judgments and estimates that resulted in no significant impacts to our Consolidated Financial Statements as of and for the three and nine months ended September 30, 2020. The future impact of the COVID-19 pandemic could generate, in future reporting periods, a significant risk of material adjustment to the carrying amounts of deferred income tax assets and long-lived assets.
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
Accounting pronouncement not yet adopted as of September 30, 2020
ASU 2020-04 “Reference Rate Reform”
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
We account for business combinations using the acquisition method as of the date control is transferred to us. Under this approach, identifiable assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. Any amount of the purchase price paid that is in excess of the estimated fair values of net identifiable assets acquired is recorded in “Goodwill” in our Consolidated Balance Sheets. Transaction costs are expensed as incurred in our Consolidated Statements of Operations.
The following table summarizes our preliminary allocation of the purchase price to the fair values of assets acquired and liabilities assumed at the Acquisition Date:

(Unaudited, in millions)
Current assets (1)	$19
Fixed assets	114
Amortizable intangible assets (2)	21
Operating lease right-of-use assets	2
Goodwill (3)	31
Total assets acquired and goodwill	$187
Current liabilities	$11
Long-term debt, net of current portion	2
Operating lease liabilities, net of current portion	1
Total liabilities assumed	$14
Net assets acquired	$173

Fair value of consideration transferred	$173
(1)Includes cash and cash equivalents of $1 million.
(2)These intangible assets are being amortized over a weighted-average useful life of 10 years. The fair value of the customer relationships was determined using the income approach through an excess earnings analysis discounted at a rate of 12.6%.
(3)The goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized and is mostly attributable to the U.S. Sawmill Business’s assembled workforce and synergies expected from combining our operations with the U.S. Sawmill Business. Goodwill has been assigned to the wood products reportable segment for the purposes of impairment testing. The total amount of goodwill is deductible for tax purposes.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
From the Acquisition Date to the nine months period ended September 30, 2020, our consolidated financial results included sales of $98 million and net income of $32 million attributable to the U.S. Sawmill Business. In connection with the acquisition of the U.S. Sawmill Business, we also recognized transaction costs of $3 million in “Other (expense) income, net” in our Consolidated Statements of Operations for the nine months ended September 30, 2020.
The following unaudited pro forma information for the three and nine months ended September 30, 2020 and 2019, represents our results of operations as if the acquisition of the U.S. Sawmill Business had occurred on January 1, 2019, excluding the results of operations of the El Dorado sawmill that has been idled since October 2019. This pro forma information does not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2020	2019	2020	2019
Sales	$730	$729	$2,039	$2,328
Net income (loss) attributable to Resolute Forest Products Inc.	$57	$(48)	$65	$6
Note 3. Other (Expense) Income, Net
Other (expense) income, net for the three and nine months ended September 30, 2020 and 2019, was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2020	2019	2020	2019
Foreign exchange (loss) gain	$(5)	$1	$9	$(9)
Insurance recovery (1)	—	—	15	—
Provision related to a litigation (2)	—	(23)	—	(23)
Miscellaneous (expense) income	(9)	5	—	10
	$(14)	$(17)	$24	$(22)
(1)We recorded $15 million as other income for the nine months ended September 30, 2020, from the settlement of an insurance claim in connection with our acquisition of Atlas Paper Holdings, Inc. (or, “Atlas”) in 2015.
(2)We accrued C$30 million of legal indemnity and interest costs for the three and nine months ended September 30, 2019, in connection with the Quebec Superior Court decision of the fair value of the shares of former dissenting shareholders of Fibrek Inc. (or, “Fibrek”) upon acquisition in 2012. See Note 11, “Commitments and Contingencies – Fibrek acquisition,” for more information.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 4. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the three and nine months ended September 30, 2020 and 2019, was as follows:

(Unaudited, in millions)	Unamortized Prior Service Costs	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of June 30, 2020	$—	$(1,164)	$(7)	$(1,171)
Other comprehensive income before reclassifications	—	—	1	1
Amounts reclassified from accumulated other comprehensive loss	(1)	11	—	10
Net current period other comprehensive (loss) income	(1)	11	1	11
Balance as of September 30, 2020	$(1)	$(1,153)	$(6)	$(1,160)

(Unaudited, in millions)	Unamortized Prior Service Credits (Costs)	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2019	$16	$(1,189)	$(6)	$(1,179)
Amounts reclassified from accumulated other comprehensive loss	(17)	36	—	19
Balance as of September 30, 2020	$(1)	$(1,153)	$(6)	$(1,160)

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of June 30, 2019	$21	$(962)	$(7)	$(948)
Amounts reclassified from accumulated other comprehensive loss	(2)	4	—	2
Balance as of September 30, 2019	$19	$(958)	$(7)	$(946)

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2018	$28	$(971)	$(7)	$(950)
Other comprehensive loss before reclassifications	—	(3)	—	(3)
Amounts reclassified from accumulated other comprehensive loss	(9)	16	—	7
Net current period other comprehensive (loss) income	(9)	13	—	4
Balance as of September 30, 2019	$19	$(958)	$(7)	$(946)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
The reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2020 and 2019, were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2020	2019	2020	2019	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits (Costs)
Amortization of prior service credits (costs)	$(1)	$(2)	$(3)	$(8)	Non-operating pension and other postretirement benefit credits (1)
Other items	—	—	(14)	(1)
	—	—	—	—	Income tax provision
Net of tax	(1)	(2)	(17)	(9)
Unamortized Actuarial Losses
Amortization of actuarial losses	14	6	43	21	Non-operating pension and other postretirement benefit credits (1)
Other items	—	—	3	—
	(3)	(2)	(10)	(5)	Income tax provision
Net of tax	11	4	36	16
Total Reclassifications	$10	$2	$19	$7
(1)These items are included in the computation of net periodic benefit cost (credit) related to our pension and other postretirement benefit (or, “OPEB”) plans summarized in Note 9, “Employee Benefit Plans.”

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 5. Net Income (Loss) Per Share
The reconciliation of the basic and diluted net income (loss) per share for the three and nine months ended September 30, 2020 and 2019, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except per share amounts)	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Resolute Forest Products Inc.	$57	$(43)	$62	$24
Denominator:
Weighted-average number of Resolute Forest Products Inc. common shares outstanding	86.0	90.9	87.4	91.9
Dilutive impact of nonvested stock unit awards	0.2	—	0.2	1.1
Diluted weighted-average number of Resolute Forest Products Inc. common shares outstanding	86.2	90.9	87.6	93.0
Net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$0.66	$(0.47)	$0.71	$0.26
Diluted	$0.66	$(0.47)	$0.71	$0.26
The weighted-average number of outstanding stock options and nonvested equity-classified restricted stock units, deferred stock units and performance stock units (collectively, “stock unit awards”) that were excluded from the calculation of diluted net income (loss) per share, as their impact would have been antidilutive, for the three and nine months ended September 30, 2020 and 2019, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2020	2019	2020	2019
Stock options	0.9	1.0	0.9	1.0
Stock unit awards	0.6	2.1	0.7	—
Note 6. Inventories, Net
Inventories, net as of September 30, 2020 and December 31, 2019, were comprised of the following:

(Unaudited, in millions)	September 30, 2020	December 31, 2019
Raw materials	$130	$128
Work in process	44	46
Finished goods	146	164
Mill stores and other supplies	191	184
	$511	$522

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of September 30, 2020 and December 31, 2019, were comprised of the following:

(Unaudited, in millions)	September 30, 2020	December 31, 2019
Trade accounts payable	$249	$255
Accrued compensation	51	52
Accrued interest	9	3
Pension and other postretirement benefit obligations	14	15
Income and other taxes payable	5	4
Other	11	13
	$339	$342
Note 8. Long-Term Debt
Overview
Long-term debt, including current portion, as of September 30, 2020 and December 31, 2019, was comprised of the following:

(Unaudited, in millions)	September 30, 2020	December 31, 2019
5.875% senior unsecured notes due 2023:
Principal amount	$375	$375
Deferred financing costs	(2)	(3)
Unamortized discount	(1)	(1)
Total 5.875% senior unsecured notes due 2023	372	371
Term loans due 2030	180	—
Borrowings under revolving credit facilities	—	71
Finance lease obligations	9	7
Total debt	561	449
Less: Current portion of finance lease obligations	(2)	(1)
Long-term debt, net of current portion	$559	$448
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
The fair value of the 2023 Notes (Level 1) was $369 million and $380 million as of September 30, 2020 and December 31, 2019, respectively.

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
In March 2020, we borrowed under the Term Loan Facility $180 million in term loans maturing in 2030. As of September 30, 2020, we had $180 million of availability under the Revolving Credit Facility, which was undrawn. The fair values of the Term Loan Facility (Level 2) and Revolving Credit Facility (Level 2) approximated their carrying values as of both September 30, 2020 and December 31, 2019.
ABL Credit Facility
On May 14, 2019, we entered into an amended senior secured asset-based revolving credit facility (or, the “ABL Credit Facility”) with an aggregate lender commitment of up to $500 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves. The amended credit agreement provides for an extension of the maturity date to May 14, 2024. As of September 30, 2020, we had $277 million of availability under the ABL Credit Facility, which was undrawn except for $57 million of ordinary course letters of credit outstanding. The fair value of the ABL Credit Facility (Level 2) approximated its carrying value as of both September 30, 2020 and December 31, 2019.
Secured Term Loan Facility
On November 4, 2020, we entered into a 10-year secured delayed term loan facility with Investissement Québec. For more information, see Note 14, “Subsequent Event,” to our Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 9. Employee Benefit Plans
Pension and other postretirement benefit plans
The components of net periodic benefit cost (credit) relating to our pension and OPEB plans for the three and nine months ended September 30, 2020 and 2019, were as follows:
Pension Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2020	2019	2020	2019
Interest cost	$38	$45	$112	$135
Expected return on plan assets	(57)	(63)	(168)	(187)
Amortization of actuarial losses	15	8	47	26
Amortization of prior service credits	—	1	—	—
Non-operating pension credits	(4)	(9)	(9)	(26)
Service cost	4	4	11	11
Net periodic benefit (credits) costs before special events	—	(5)	2	(15)
Other (gains) losses	—	—	3	(1)
	$—	$(5)	$5	$(16)
OPEB Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2020	2019	2020	2019
Interest cost	$1	$2	$3	$4
Amortization of actuarial gains	(1)	(2)	(4)	(5)
Amortization of prior service credits	(1)	(3)	(3)	(8)
Non-operating other postretirement benefit credits	(1)	(3)	(4)	(9)
Service cost	(1)	—	—	—
Net periodic benefit credits before special events	(2)	(3)	(4)	(9)
Curtailment gain	—	—	(14)	—
	$(2)	$(3)	$(18)	$(9)
Defined contribution plans
Our expense for the defined contribution plans totaled $4 million and $5 million for the three months ended September 30, 2020 and 2019, respectively, and $12 million and $14 million for the nine months ended September 30, 2020 and 2019, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 10. Income Taxes
The income tax provision attributable to income (loss) before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the three and nine months ended September 30, 2020 and 2019, as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2020	2019	2020	2019
Income (loss) before income taxes	$80	$(31)	$117	$76
Income tax provision:
Expected income tax (provision) benefit	(17)	6	(25)	(16)
Changes resulting from:
Valuation allowance (1)	(5)	(7)	(21)	(18)
Foreign exchange	2	(3)	(8)	1
U.S. tax on non-U.S. earnings (2)	(1)	(6)	(1)	(11)
State income taxes, net of federal income tax benefit	1	3	3	5
Foreign tax rate differences	(5)	(1)	(10)	(10)
Other, net (3)	2	(4)	7	(3)
	$(23)	$(12)	$(55)	$(52)
(1)Relates to our U.S. operations.
(2)Reduces income tax benefits on U.S. losses for the three and nine months ended September 30, 2020 and 2019.
(3)Includes $4 million for the nine months ended September 30, 2020, related to the settlement of an insurance claim in connection with our acquisition of Atlas.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 11. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, First Nations claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of September 30, 2020, will not have a material adverse effect on our Consolidated Financial Statements.
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
On April 24, 2017, Commerce announced its preliminary determination in the countervailing duty investigation and, as a result, after April 28, 2017, we were required to pay cash deposits to the U.S. Customs and Border Protection agency (or, “U.S. Customs”) at a rate of 12.82% for estimated countervailing duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills. The preliminary rate remained in effect until August 26, 2017. Commerce changed the rate in its final affirmative determination on November 2, 2017, but the new rate did not take effect until December 28, 2017, following the ITC’s final affirmative determination and the publication by Commerce of a countervailing duty order. Since that date, we have been required to resume paying cash deposits to U.S. Customs at a rate of 14.70% for our U.S. imports of Canadian-produced softwood lumber products. This rate will apply until Commerce sets a duty rate in an administrative review, or a new rate may be set through a remand determination by a North American Free Trade Agreement binational panel (or, “Panel”) on appeal. Through September 30, 2020, our cash deposits totaled $170 million and, based on the 14.70% rate and our current operating parameters, could be as high as $50 million per year. Commerce issued on January 31, 2020, its preliminary results in the countervailing duties administrative review, and on May 15, 2020, and July 10, 2020, issued its post-preliminary results establishing our new preliminary rates at 17.57% for the period of review from April 28, 2017, to December 31, 2017, and at 17.11% for the period of review from January 1, 2018, to December 31, 2018, which are not yet effective. The new rate to be established in the final results for the period of review from January 1, 2018, to December 31, 2018, will be used as the basis for cash deposits to U.S. Customs from the publication of the final results.
On June 26, 2017, Commerce announced its preliminary determination in the anti-dumping investigation and, as a result, after June 30, 2017, we were required to pay cash deposits to U.S. Customs at a rate of 4.59% for estimated anti-dumping duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills. On November 2, 2017, Commerce announced its final affirmative determination in the anti-dumping investigation and, as a result, since November 8, 2017, we have been required to pay cash deposits to U.S. Customs, at a rate of 3.20% for our U.S. imports of Canadian-produced softwood lumber products. This rate will apply until Commerce sets a duty rate in an administrative review, or a new rate may be set through a remand determination by a Panel on appeal. Through September 30, 2020, our cash deposits totaled

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
$44 million and, based on the 3.20% rate and our current operating parameters, could be as high as $10 million per year. On January 31, 2020, Commerce issued its preliminary results in the anti-dumping administrative review and established our new preliminary rate at 1.18%, which will not be effective until the issuance of the final results.
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
In addition, on August 24, 2020, the World Trade Organization’s (or, “WTO”) dispute panel issued a report (or, the “Panel Report”) in the case brought by the government of Canada in “United States — Countervailing Measures on Softwood Lumber from Canada” (DS533), concluding, among other things, that Commerce acted inconsistently with the Agreement on Subsidies and Countervailing Measures on most of the matters. On September 28, 2020, the United States notified the WTO’s dispute settlement body of its decision to appeal the Panel Report.
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
Fibrek acquisition
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order by the Quebec Superior Court in Canada (or, “Quebec Superior Court”) approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. On September 26, 2019, the Quebec Superior Court rendered a decision fixing the fair value of the shares of the dissenting shareholders at C$1.99 per share, or C$31 million in aggregate, plus interest and an additional indemnity, for a total estimated at C$44 million payable in cash. As previously reported, we had accrued C$14 million for the payment of the dissenting shareholders’ claims and accrued an additional C$30 million following the court decision. Of the total amount of C$44 million, C$19 million was payable immediately and paid on October 2, 2019, bringing the remaining balance to C$25 million ($19 million as of September 30, 2020 and December 31, 2019), which was recorded in “Other liabilities” in our Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019. We are appealing the decision, therefore the payment of any additional consideration and its timing will depend on the outcome of the appeal. On November 13, 2019, a legal hypothec in the amount of C$30 million was registered on our Saint-Félicien (Quebec) immovable and movable property to secure the payment of any additional amounts following the outcome of the appeal.
Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or, the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to C$150 million ($113 million), would have to be funded if we do not obtain the relief sought. The hearing in this matter has not yet been scheduled but could occur in the next twelve months.
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
We have environmental liabilities of $8 million recorded as of both September 30, 2020 and December 31, 2019, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and accrued liabilities” and “Other liabilities” in our Consolidated Balance Sheets.
We also have asset retirement obligations of $26 million recorded as of both September 30, 2020 and December 31, 2019, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets. These liabilities are included in “Accounts payable and accrued liabilities” and “Other liabilities” in our Consolidated Balance Sheets.
Note 12. Share Capital
On March 2, 2020, our board of directors authorized a share repurchase program of up to 15% of our common stock, for an aggregate consideration of up to $100 million. During the three and nine months ended September 30, 2020, we repurchased 4.5 million and 4.8 million shares, respectively, at a cost of $18 million and $19 million, respectively. During the three and nine months ended September 30, 2019, we repurchased 1.1 million and 1.8 million shares, respectively, at a cost of $7 million and $12 million under our $150 million share repurchase program, which was completed in 2019.

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
Information about certain segment data for the three and nine months ended September 30, 2020 and 2019, was as follows:

(Unaudited, in millions)	Market Pulp (1)	Tissue	Wood Products (2)	Paper	Segment Total	Corporate and Other	Total
Sales
Third quarter
2020	$161	$39	$322	$208	$730	$—	$730
2019	$201	$43	$146	$315	$705	$—	$705
First nine months
2020	$499	$132	$695	$705	$2,031	$—	$2,031
2019	$621	$125	$475	$1,034	$2,255	$—	$2,255
Depreciation and amortization
Third quarter
2020	$6	$4	$11	$18	$39	$4	$43
2019	$7	$4	$8	$18	$37	$5	$42
First nine months
2020	$18	$13	$32	$51	$114	$11	$125
2019	$17	$13	$25	$54	$109	$15	$124
Operating income (loss)
Third quarter
2020	$(4)	$2	$128	$(12)	$114	$(17)	$97
2019	$(12)	$(3)	$(4)	$8	$(11)	$(7)	$(18)
First nine months
2020	$3	$2	$148	$(27)	$126	$(31)	$95
2019	$57	$(15)	$(1)	$83	$124	$(38)	$86
(1)Inter-segment sales of $8 million for the three months ended September 30, 2020 and 2019, respectively, and $22 million and $30 million for the nine months ended September 30, 2020 and 2019, which were transacted either at the lowest market price of the previous month or cost, were excluded from market pulp sales.
(2)Wood products sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $7 million and $6 million for the three months ended September 30, 2020 and 2019, respectively, and $17 million for the nine months ended September 30, 2020 and 2019.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 14. Subsequent Event
The following significant event occurred subsequent to September 30, 2020:
•On November 4, 2020 (or, the “closing date”), we entered into a 10-year secured delayed draw term loan facility (or, the “Loan Facility”) with Investissement Québec as lender, for up to C$220 million ($167 million as of the closing date), with an initial availability of C$149 million ($114 million as of the closing date), subject to certain conditions. The Loan Facility will bear interest at a floating rate equal to 1.45% above the one month Canadian banker’s acceptance rate. The principal shall be repayable in monthly installments over a period of eight years after an interest only period of two years from the date of the first draw. The Loan Facility is subject to prepayment requirements under certain conditions and may be repaid earlier without premium or penalty, but subject to prepayment of accrued and unpaid interest. The Loan Facility provides for a maximum of 10 draws and the fulfillment of certain conditions upon each draw. Borrowings under the Loan Facility are subject to certain restrictions.

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
OVERVIEW
Resolute Forest Products is a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, and paper, which are marketed in close to 70 countries. The Company owns or operates some 40 facilities, as well as power generation assets, in the U.S. and Canada. We are the largest producer of wood products east of the Canadian Rockies, the largest producer of uncoated mechanical papers in North America, and a competitive pulp producer in North America. We are also a leading global producer of newsprint and an emerging tissue producer.
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
We are guided by our vision and values, focusing on safety, sustainability, profitability, accountability, and teamwork. We believe we can be distinguished by the following competitive strengths:
•Competitive cost structure combined with diversified and integrated asset base
–large-scale and cost-effective operations, including significant internal energy production from cogeneration and hydroelectric facilities, which support our value proposition;
–control over fiber transformation chain from standing timber to end-product for the majority of our offering;
–nearly 100% of our products sourced from high-quality virgin fiber;
–harvesting rights for the majority of fiber needs in Canada; and
–sophisticated logistics capabilities to meet demanding customer expectations.
•Solid balance sheet
–favorable pricing and flexibility under borrowing agreements together with our liquidity levels support our ability to weather challenging market cycles and to execute our transformation strategy;
–significant tax assets to defer cash income taxes and provide synergies to execute this strategy; and
–customers benefit from a financially stable and reliable business partner in a challenging industry.
•Seasoned management team
–deep industry expertise, with influential leaders in forestry, operations, environmental risk management and public policy;
–culture of accountability, encouraging transparency and straightforwardness; and
–core identity tied to renewable resources we harvest in a truly sustainable manner.

Our Business
For information relating to our products, strategy and highlights, sustainable development and performance, and power generation assets, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Our Business” in our 2019 Annual Report.
Third Quarter Overview
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
Specifically, as of the end of the third quarter, we reduced our operational footprint by temporarily idling paper machines representing in aggregate 28% of our run-rate capacity (equivalent to 48,000 metric tons per month). This decision led to workforce reductions and spending limitations or deferrals.
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
Three months ended September 30, 2020 vs. September 30, 2019
Our operating income was $97 million in the quarter, compared to an operating loss of $18 million in the third quarter of 2019. Excluding special items, we incurred an operating income of $97 million, compared to an operating loss of $19 million in the year-ago period. Special items are described below.
Our net income in the quarter was $57 million, or $0.66 per diluted share, compared to a net loss of $43 million, or $0.47 per share, in the year-ago period. Our net income in the quarter, excluding special items, was $62 million, or $0.72 per diluted share, compared to a net loss of $34 million, or $0.37 per share, in the year-ago period.

Three Months Ended September 30, 2020	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$97	$57	$0.66
Adjustments for special items:
Non-operating pension and other postretirement benefit credits	—	(5)	(0.06)
Other expense, net	—	14	0.17
Income tax effect of special items	—	(4)	(0.05)
Adjusted for special items (1)	$97	$62	$0.72

Three Months Ended September 30, 2019	Operating Loss	Net Loss	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(18)	$(43)	$(0.47)
Adjustments for special items:
Net gain on disposition of assets	(1)	(1)	(0.01)
Non-operating pension and other postretirement benefit credits	—	(12)	(0.13)
Other expense, net	—	17	0.19
Income tax effect of special items	—	5	0.05
Adjusted for special items (1)	$(19)	$(34)	$(0.37)
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
Nine months ended September 30, 2020 vs. September 30, 2019
Our operating income was $95 million in the first nine months of the year, compared to operating income of $86 million in the year-ago period. Excluding special items, we incurred operating income of $84 million, compared to operating income of $85 million in the year-ago period. Special items are described below.
Our net income in the first nine months of the year was $62 million, or $0.71 per diluted share, compared to net income of $24 million, or $0.26 per diluted share, in the year-ago period. Our net income in the period, excluding special items, was $11 million, or $0.13 per diluted share, compared to net income of $7 million, or $0.08 per diluted share, in the year-ago period.

Nine Months Ended September 30, 2020	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$95	$62	$0.71
Adjustments for special items:
Closure costs, impairment and other related charges	(2)	(2)	(0.02)
Net gain on disposition of assets	(9)	(9)	(0.10)
Non-operating pension and other postretirement benefit credits	—	(24)	(0.27)
Other income, net	—	(24)	(0.27)
Income tax effect of special items	—	8	0.08
Adjusted for special items (1)	$84	$11	$0.13

Nine Months Ended September 30, 2019	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$86	$24	$0.26
Adjustments for special items:
Net gain on disposition of assets	(1)	(1)	(0.01)
Non-operating pension and other postretirement benefit credits	—	(36)	(0.39)
Other expense, net	—	22	0.24
Income tax effect of special items	—	(2)	(0.02)
Adjusted for special items (1)	$85	$7	$0.08
(1)Operating income, net income and EPS, in each case as adjusted for special items, are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Overview – Third Quarter Overview” above.

RESULTS OF OPERATIONS
Consolidated Results
Selected financial information

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except per share amounts)	2020	2019	2020	2019
Sales	$730	$705	$2,031	$2,255
Operating income (loss) per segment:
Market pulp	$(4)	$(12)	$3	$57
Tissue	2	(3)	2	(15)
Wood products	128	(4)	148	(1)
Paper	(12)	8	(27)	83
Segment total	114	(11)	126	124
Corporate and other	(17)	(7)	(31)	(38)
Operating income (loss)	$97	$(18)	$95	$86
Net income (loss) attributable to Resolute Forest Products Inc.	$57	$(43)	$62	$24
Net income (loss) per common share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$0.66	$(0.47)	$0.71	$0.26
Diluted	$0.66	$(0.47)	$0.71	$0.26
Adjusted EBITDA (1)	$140	$23	$209	$209

(Unaudited, in millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$20	$3
Total assets	$3,678	$3,626
(1)Earnings before interest expense, income taxes, and depreciation and amortization (or, “EBITDA”) and adjusted EBITDA are not financial measures recognized under GAAP. EBITDA is calculated as net income (loss) including noncontrolling interest from the Consolidated Statements of Operations, adjusted for interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA means EBITDA, excluding special items, such as closure costs, impairment and other related charges, gains and losses on disposition of assets, non-operating pension and OPEB costs and credits, and other income and expense, net. We believe that using non-GAAP measures such as EBITDA and adjusted EBITDA is useful because they are consistent with the indicators management uses internally to measure the Company’s performance and it allows the reader to compare our operations and financial performance from period to period. EBITDA and adjusted EBITDA are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2020	2019	2020	2019
Net income (loss) including noncontrolling interest	$57	$(43)	$62	$24
Interest expense	8	8	26	24
Income tax provision	23	12	55	52
Depreciation and amortization	43	42	125	124
EBITDA	$131	$19	$268	$224
Closure costs, impairment and other related charges	—	—	(2)	—
Net gain on disposition of assets	—	(1)	(9)	(1)
Non-operating pension and other postretirement benefit credits	(5)	(12)	(24)	(36)
Other expense (income), net	14	17	(24)	22
Adjusted EBITDA	$140	$23	$209	$209
Three months ended September 30, 2020 vs. September 30, 2019
Operating income (loss) variance analysis
Sales
Sales increased by $25 million compared to the year-ago period, to $730 million. After removing the sales related to the acquisition of the U.S. Sawmill Business in the first quarter of 2020, sales declined by $29 million. Lower volume reduced sales by $110 million, mainly reflecting lower shipments of market pulp and paper, partly offset by higher shipments of wood products. Pricing had a favorable impact of $82 million, mainly as a result of an increase in the average transaction price for wood products and tissue, up by 76% and 9%, respectively, partly offset by lower average transaction price for market pulp and paper, down by 5% and 9%, respectively.
Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs (or, “COS”) decreased by $83 million in the quarter. After removing the COS related to the acquisition of the U.S. Sawmill Business, and the effects of lower volume and the weaker Canadian dollar, COS decreased by $31 million, largely reflecting:
•favorable maintenance costs ($22 million), as a result of reduced spending, the timing of scheduled outages and the indefinite idling of our Augusta (Georgia) mill in November 2019; and
•a decrease in energy prices ($3 million) and chemical costs ($2 million);
partly offset by an increase in fiber costs ($2 million).

Selling, general and administrative expenses
SG&A expenses increased by $5 million in the quarter, mainly due to higher incentive plan expense, which is based on company performance, and higher stock-based compensation expense, partly offset by lower headcount.
Net gain on disposition of assets
See the corresponding variance analysis under “Corporate and Other” below.
Net income (loss) variance analysis
Non-operating pension and other postretirement benefit credits
We recorded non-operating pension and OPEB credits of $5 million in the quarter, compared to $12 million in the year-ago period. The difference mainly reflects: lower interest cost ($8 million); partly offset by higher amortization of actuarial losses ($7 million) and lower expected return on plan assets ($6 million).
Other expense, net
We recorded other expense, net of $14 million in the quarter, compared to other expense, net of $17 million in the year-ago period. The difference reflects a provision of $23 million related to a litigation in connection with the dissenting shareholders related to our 2012 acquisition of Fibrek Inc. (or, “Fibrek”) recorded in the third quarter of 2019, offset by other items. For more information, see Note 3, “Other (Expense) Income, Net,” to our Consolidated Financial Statements.
Income taxes
We recorded an income tax provision of $23 million in the quarter on income before income taxes of $80 million, compared to an expected income tax provision of $17 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects an increase to our valuation allowance related to our U.S. operations ($5 million), where we recognize a full valuation allowance against our net deferred income tax assets, and foreign tax rate differences ($5 million), partly offset by foreign exchange items ($2 million).
In the third quarter of 2019, we recorded an income tax provision of $12 million on loss before income taxes of $31 million, compared to an expected income tax benefit of $6 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects a valuation allowance related to our U.S. operations ($7 million), where we recognize a valuation allowance against virtually all of our net deferred income tax assets, U.S. tax on non-U.S. earnings ($6 million), and foreign exchange items ($3 million).

Nine months ended September 30, 2020 vs. September 30, 2019
Operating income variance analysis
Sales
Sales decreased by $224 million compared to the year-ago period, to $2,031 million. After removing the sales related to the acquisition of the U.S. Sawmill Business, sales declined by $322 million. Lower volume reduced sales by $249 million, reflecting lower shipments of paper and market pulp. Pricing had an unfavorable impact of $71 million, mainly as a result of a drop in the average transaction price for market pulp and paper, down by 17% and 13%, respectively, offset by an increase in pricing for wood products and tissue, up 31% and 7%, respectively.
Cost of sales, excluding depreciation, amortization and distribution costs
COS decreased by $185 million in the period. After removing the COS related to the acquisition of the U.S. Sawmill Business, and the effects of lower volume and the weaker Canadian dollar, COS improved by $85 million, largely reflecting:
•favorable maintenance costs ($49 million), as a result of reduced spending, the timing of scheduled outages and the indefinite idling of our Augusta mill;
•a decrease in energy prices ($13 million);
•favorable fiber costs ($10 million); and
•lower labor and overhead costs ($5 million), primarily due to the indefinite idling of our Augusta mill, partly offset by the temporary idling of the Baie-Comeau (Quebec) and Amos (Quebec) paper mills, and compensation expense increase.
Selling, general and administrative expenses
SG&A expenses decreased by $2 million in the first nine months of 2020 compared to the same period last year due to lower headcount, partly offset by higher incentive plan expense, which is based on company performance, and higher stock-based compensation expense.
Net gain on disposition of assets
See the corresponding variance analysis under “Corporate and Other” below.

Net income variance analysis
Non-operating pension and other postretirement benefit credits
We recorded non-operating pension and OPEB credits of $24 million in the first nine months of 2020, compared to $36 million in the year-ago period. The difference mainly reflects: lower interest cost ($24 million); and an OPEB curtailment credit related to the indefinite idling of our Augusta mill ($14 million); partly offset by: higher amortization of actuarial losses ($21 million) and lower amortization of prior service credits ($5 million); lower expected return on plan assets ($19 million); and a pension special termination benefit cost related to the indefinite idling of our Augusta mill ($3 million).
Other income (expense), net
We recorded other income, net of $24 million in the first nine months of 2020, compared to other expense, net of $22 million in the year-ago period. The difference mostly reflects a favorable insurance claim settlement of $15 million related to our acquisition of Atlas in 2015 compared to a provision of $23 million related to a litigation in connection with the dissenting shareholders related to our 2012 acquisition of Fibrek. For more information, see Note 3, “Other (Expense) Income, Net,” to our Consolidated Financial Statements.
Income taxes
We recorded an income tax provision of $55 million in the period on income before income taxes of $117 million, compared to an expected income tax provision of $25 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects an increase to our valuation allowance related to our U.S. operations ($21 million), where we recognize a full valuation allowance against our net deferred income tax assets, foreign exchange items ($8 million), and state and foreign tax rate differences ($7 million), partly offset by other, net ($7 million) mainly related to the settlement of an insurance claim in connection with our acquisition of Atlas.
In the first nine months of 2019, we recorded an income tax provision of $52 million on income before income taxes of $76 million, compared to an expected income tax provision of $16 million based on the U.S. federal statutory income tax rate of 21%. The difference reflects an increase to our valuation allowance related to our U.S. operations ($18 million), where we recognize a valuation allowance against virtually all of our net deferred income tax assets, U.S. tax on non-U.S. earnings ($11 million), and state and foreign tax rate differences ($5 million).
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

MARKET PULP
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2020	2019	2020	2019
Sales	$161	$201	$499	$621
Operating (loss) income (1)	$(4)	$(12)	$3	$57
EBITDA (2)	$2	$(5)	$21	$74
(In thousands of metric tons)
Shipments	273	320	834	863
Downtime	42	16	75	39

	September 30,
(Unaudited, in thousands of metric tons)	2020	2019
Finished goods inventory	71	74
(1)Net (loss) income including noncontrolling interest is equal to operating (loss) income in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2020	2019	2020	2019
Net (loss) income including noncontrolling interest	$(4)	$(12)	$3	$57
Depreciation and amortization	6	7	18	17
EBITDA	$2	$(5)	$21	$74
Industry trends
World demand for chemical pulp grew by 5.0% in the first eight months of 2020 compared to the year-ago period, reflecting an increase in China of 10.2% and of 3.9% in North America, while Western Europe decreased by 4.4%. World capacity remained unchanged compared to last period.

World demand for softwood pulp fell by 2.6% in the first eight months of 2020, reflecting a decrease of 9.2% and 6.0% in Western Europe and China, respectively, while North America increased by 6.0%. The operating rate was 91%.
In the same period, world demand for hardwood pulp rose by 10.6%, with shipments to China and North America up by 20.2% and 1.6%, respectively, while Western Europe was down by 1.2%. The operating rate was 94%.
Three months ended September 30, 2020 vs. September 30, 2019
Operating loss variance analysis

MARKET PULP

(Unaudited, in millions)

OPERATING LOSS VARIANCE

(12)
(35)
(5)
22
17
1
4
2
1
1
(4)
Q3'19 OPERATING LOSS
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q3'20 OPERATING LOSS

Sales
Sales were $40 million lower, or 20%, to $161 million in the quarter. Sales volume was $35 million lower, and pricing reduced sales by $5 million, reflecting a decline in the average transaction price of $32 per metric ton, mostly in virgin pulp grades due to softer market conditions.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of lower volume and the weaker Canadian dollar, manufacturing costs improved by $17 million, reflecting:
•favorable maintenance costs ($11 million), mainly due to the timing of scheduled outages and reduced spending; and
•favorable fiber costs ($3 million).

Nine months ended September 30, 2020 vs. September 30, 2019
Operating income variance analysis

MARKET PULP

(Unaudited, in millions)

OPERATING INCOME VARIANCE

57
(19)
(103)
14
44
2
2
5
(1)
2
3
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'19 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'20 OPERATING INCOME

Sales
Sales were $122 million lower, or 20%, to $499 million in the first nine months of the year. Sales volume was $19 million lower. Pricing reduced sales by $103 million, reflecting a decline in the average transaction price of $122 per metric ton due to a significant drop in all pulp grades.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of lower volume and the weaker Canadian dollar, manufacturing costs improved by $44 million, reflecting:
•favorable maintenance costs ($20 million), mainly due to the timing of scheduled outages;
•a decrease in fiber cost ($14 million); and
•lower energy prices ($6 million).

TISSUE
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2020	2019	2020	2019
Sales	$39	$43	$132	$125
Operating income (loss) (1)	$2	$(3)	$2	$(15)
EBITDA (2)	$6	$1	$15	$(2)
(In thousands of short tons)
Shipments (3)	21	25	73	74
Downtime	2	1	4	2

	September 30,
(Unaudited, in thousands of short tons)	2020	2019
Finished goods inventory (3)	6	6
(1)Net income (loss) including noncontrolling interest is equal to operating income (loss) in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.
(3)Tissue converted products, which are measured in cases, are converted to short tons.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2020	2019	2020	2019
Net income (loss) including noncontrolling interest	$2	$(3)	$2	$(15)
Depreciation and amortization	4	4	13	13
EBITDA	$6	$1	$15	$(2)
Industry trends
Total U.S. tissue consumption grew by 8.7% in the first nine months of 2020 compared to the year-ago period. Converted product shipments increased by 7.8%, led by at-home shipments up by 15.9%, while away-from-home shipments decreased by 8.6%.

U.S. parent roll production rose by 6.5% in the first nine months, contributing to a 97% average industry production-to-capacity ratio, up from 93% in the year-ago period.
Three months ended September 30, 2020 vs. September 30, 2019
Operating income (loss) variance analysis

TISSUE

(Unaudited, in millions)

OPERATING INCOME (LOSS) VARIANCE

(3)
(7)
3
5
4
1
(1)
2
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q3'19 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q3'20 OPERATING INCOME

Sales
Sales were $4 million lower, or 9%, to $39 million in the quarter. The average transaction price was $153 per short ton higher, due to favorable product mix and price increases. Shipments decreased by 4,000 short tons mainly in away-from-home products, due to the ongoing pandemic.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of lower volume, our manufacturing costs improved by $4 million compared to the year-ago period, mainly due to lower fiber costs.

Nine months ended September 30, 2020 vs. September 30, 2019
Operating income (loss) variance analysis

TISSUE

(Unaudited, in millions)

OPERATING INCOME (LOSS) VARIANCE

(15)
(1)
8
6
4
2
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'19 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'20 OPERATING INCOME

Sales
Sales were $7 million higher, or 6%, to $132 million in the first nine months of the year. The average transaction price was $117 per short ton higher, due to favorable product mix and price increases.
Cost of sales, excluding depreciation, amortization and distribution costs
Our manufacturing costs improved by $6 million compared to the year-ago period, mainly due to favorable fiber costs.

WOOD PRODUCTS
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2020	2019	2020	2019
Sales	$322	$146	$695	$475
Operating income (loss) (1)	$128	$(4)	$148	$(1)
EBITDA (2)	$139	$4	$180	$24
(In millions board feet)
Shipments (3)	537	429	1,501	1,341
Downtime	56	74	224	168

	September 30,
(Unaudited, in millions board feet)	2020	2019
Finished goods inventory (3)	121	122
(1)Net income (loss) including noncontrolling interest is equal to operating income (loss) in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.
(3)Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2020	2019	2020	2019
Net income (loss) including noncontrolling interest	$128	$(4)	$148	$(1)
Depreciation and amortization	11	8	32	25
EBITDA	$139	$4	$180	$24
Industry trends
U.S. housing starts were 1.3 million on a seasonally-adjusted basis in the first nine months of 2020, up 6.5% from the same period last year, which reflects a 6.4% increase in single-family starts and an increase of 6.9% in multi-family starts.

2x4 – Random Length (or “RL”) #1-2 Kiln Dried Great Lakes (or “KD GL”) price rose by 36.0% in the first nine months of 2020 compared to the year ago period, and the 2x4x8 Stud KD GL price rose by 62.6%. The 2x4 – RL #2 KD Southern Pine (Eastside) price increased by 32.0%, and the 2x4 – RL #2 KD Southern Pine (Westside) price was up by 33.2%.
Three months ended September 30, 2020 vs. September 30, 2019
Operating income (loss) variance analysis

WOOD PRODUCTS

(Unaudited, in millions)

OPERATING INCOME (LOSS) VARIANCE

(4)
54
18
104
(21)
(15)
(2)
4
(1)
(6)
(3)
128
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q3'19 OPERATING LOSS
U.S. Sawmill Business acquisition
Volume
Pricing
FX
U.S. Sawmill Business acquisition
Volume
Manufacturing costs
FX
U.S. Sawmill Business acquisition
Volume
Other items
Depreciation and amortization
SG&A
Q3'20 OPERATING INCOME

Sales
Sales were $176 million higher, or 121%, to $322 million in the quarter, as the average transaction price rose by $259 per thousand board feet, or 76%, and shipments increased by 108 million board feet, or 25%, reflecting new volume related to the acquisition of the U.S. Sawmill Business, the increase in market demand for home repairs and remodeling, and stronger U.S. market housing starts. After removing the sales related to the acquisition of the U.S. Sawmill Business, sales were $122 million higher. Pricing contributed to a $104 million increase, reflecting a rise in average transaction price, and sales volume was $18 million higher.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the COS related to the acquisition of the U.S. Sawmill Business, and the effects of higher volume and the weaker Canadian dollar, manufacturing costs increased by $2 million, mainly reflecting higher stumpage costs related to current wood prices.
Distribution costs
After removing the effect of lower volume, distribution costs increased by $6 million mainly due to higher freight rates and unfavorable destination mix.

Nine months ended September 30, 2020 vs. September 30, 2019
Operating income (loss) variance analysis

WOOD PRODUCTS

(Unaudited, in millions)

OPERATING INCOME (LOSS) VARIANCE

122
98
(54)
(5)
3
(8)
(7)
148
(1)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'19 OPERATING LOSS
U.S. Sawmill Business acquisition
Volume
Pricing
FX
U.S. Sawmill Business acquisition
Volume
Manufacturing costs
FX
U.S. Sawmill Business acquisition
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'20 OPERATING INCOME

Sales
Sales were $220 million higher, or 46%, to $695 million in the first nine months of the year, as the average transaction price rose by $109 per thousand board feet, or 31%, and shipments increased by 160 million board feet, or 12%, reflecting the new volume related to the acquisition of the U.S. Sawmill Business, the increase in market demand for home repairs and remodeling, and stronger U.S. market housing starts. After removing the sales related to the acquisition of the U.S. Sawmill Business, sales were $122 million higher, reflecting the rise in the average transaction price.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the COS related to the acquisition of the U.S. Sawmill Business and the effect of the weaker Canadian dollar, manufacturing costs increased by $5 million, mainly reflecting higher wood fiber costs.
Depreciation and amortization
Depreciation and amortization increased by $7 million compared to the year-ago period, primarily due to the acquisition of the U.S. Sawmill Business.
Distribution costs
Distribution costs increased by $8 million mainly due to higher freight rates and unfavorable destination mix.

PAPER
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2020	2019	2020	2019
Sales	$208	$315	$705	$1,034
Operating (loss) income (1)	$(12)	$8	$(27)	$83
EBITDA (2)	$6	$26	$24	$137
(In thousands of metric tons)
Shipments	351	482	1,183	1,522
Downtime	171	86	371	163

	September 30,
(Unaudited, in thousands of metric tons)	2020	2019
Finished goods inventory	124	148
(1)Net (loss) income including noncontrolling interest is equal to operating (loss) income in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2020	2019	2020	2019
Net (loss) income including noncontrolling interest	$(12)	$8	$(27)	$83
Depreciation and amortization	18	18	51	54
EBITDA	$6	$26	$24	$137
Industry trends
North American newsprint demand fell by 27.0% in the first nine months of the year compared to the same period last year. Demand from newspaper publishers fell by 30.0%, while demand from commercial printers declined by 23.0%. The North American shipment-to-capacity ratio was 75%, compared to 83% in the year-ago-period.

Global demand for newsprint fell by 22.4% in the first nine months of 2020, with North America down by 27.0%, Western Europe down by 23.0%, and Asia down by 19.3%. Accordingly, the global operating rate decreased to 71%, down from 83% in the year-ago period.
North American demand for uncoated mechanical papers was down by 24.3% in the first nine months of 2020 compared to the year-ago period, reflecting a 29.9% decline in supercalendered grades, and a 18.7% decrease in standard grades. Accordingly, the shipment-to-capacity ratio for all uncoated mechanical papers decreased to 73%, compared to 83% in the year-ago period.

Three months ended September 30, 2020 vs. September 30, 2019
Operating (loss) income variance analysis

PAPER

(Unaudited, in millions)

OPERATING (LOSS) INCOME VARIANCE

8
(86)
(20)
(1)
55
13
3
13
3
(12)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q3'19 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q3'20 OPERATING LOSS

Sales
Sales fell by $107 million, or 34%, to $208 million in the quarter. Shipments decreased by 131,000 metric tons, largely reflecting much lower demand levels since the onset of the pandemic and our resulting capacity adjustments. The average transaction price declined by $61 per metric ton due to weaker market fundamentals.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of lower volume and the weaker Canadian dollar, manufacturing costs improved by $13 million, reflecting:
•favorable maintenance costs ($9 million), due to reduced spending as well as to the indefinite idling of our Augusta mill; and
•a decrease in energy costs ($3 million).

Nine months ended September 30, 2020 vs. September 30, 2019
Operating (loss) income variance analysis

PAPER

(Unaudited, in millions)

OPERATING (LOSS) INCOME VARIANCE

83
(229)
(98)
(2)
130
37
8
34
(1)
3
8
(27)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'19 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'20 OPERATING LOSS

Sales
Sales fell by $329 million, or 32%, to $705 million in the first nine months of the year. Shipments decreased by 339,000 metric tons, largely reflecting much lower demand levels since the onset of the pandemic and our resulting capacity adjustments. The average transaction price declined by $85 per metric ton due to weaker market fundamentals.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs improved by $37 million after adjusting for the effect of the weaker Canadian dollar, as a significant portion of our production capacity is based in Canada, and the effect of lower volume, reflecting:
•favorable maintenance costs ($28 million), due to the indefinite idling of our Augusta mill, as well as reduced spending;
•lower labor and overhead costs ($8 million), primarily due to the indefinite idling of our Augusta mill, partly offset by the temporary idling of the Baie-Comeau and Amos paper mills, and compensation expense increase; and
•lower energy prices ($7 million);
partly offset by an increase in fiber costs ($6 million).
Selling, general and administrative expenses
SG&A expenses decreased by $8 million in the first nine months of the year, compared to the same period last year, due to lower headcount.

Corporate and Other
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2020	2019	2020	2019
Cost of sales, excluding depreciation, amortization and distribution costs	$(2)	$—	$(6)	$(7)
Depreciation and amortization	(4)	(5)	(11)	(15)
Selling, general and administrative expenses	(11)	(3)	(25)	(17)
Closure costs, impairment and other related charges	—	—	2	—
Net gain on disposition of assets	—	1	9	1
Operating loss	(17)	(7)	(31)	(38)
Interest expense	(8)	(8)	(26)	(24)
Non-operating pension and other postretirement benefit credits	5	12	24	36
Other (expense) income, net	(14)	(17)	24	(22)
Income tax provision	(23)	(12)	(55)	(52)
Net loss including noncontrolling interest	$(57)	$(32)	$(64)	$(100)
The table below shows the reconciliation of net loss including noncontrolling interest to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2020	2019	2020	2019
Net loss including noncontrolling interest	$(57)	$(32)	$(64)	$(100)
Interest expense	8	8	26	24
Income tax provision	23	12	55	52
Depreciation and amortization	4	5	11	15
EBITDA	(22)	(7)	28	(9)
Closure costs, impairment and other related charges	—	—	(2)	—
Net gain on disposition of assets	—	(1)	(9)	(1)
Non-operating pension and other postretirement benefit credits	(5)	(12)	(24)	(36)
Other expense (income), net	14	17	(24)	22
Adjusted EBITDA	$(13)	$(3)	$(31)	$(24)
Three and nine months ended September 30, 2020 vs. September 30, 2019
Net gain on disposition of assets
We recorded a net gain of $9 million on the disposition of the Augusta mill in the nine months ended September 30, 2020. The mill was indefinitely idled in November 2019.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, cash flows provided by operations, and our credit facilities to fund our operations, make pension contributions, and finance our working capital, capital expenditures, and duty cash deposits. In addition, from time to time we may use available cash to reduce debt and to return capital to shareholders, including through share repurchases or special dividends. As of September 30, 2020, we had cash and cash equivalents of $20 million and availability of $457 million under our credit facilities.
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
Secured Term Loan Facility
On November 4, 2020, we entered into a 10-year secured delayed term loan facility with Investissement Québec for up to C$220 million ($167 million), with an initial availability of C$149 million ($114 million), subject to certain conditions. For more information, see Note 14, “Subsequent Event,” to our Consolidated Financial Statements.
Credit rating risk
On March 18, 2020, Standard & Poor’s revised:
•our senior unsecured debt rating from B+ to B;
•our long-term corporate credit rating from BB- to B+; and
•our outlook from stable to negative.
On April 20, 2020, Moody’s Investors Service revised:
•our senior unsecured debt rating from B1 to B2;
•our corporate family rating from Ba3 to B1;
•our outlook from stable to negative; and
•our liquidity rating from SGL-1 to SGL-2.
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

Flow of Funds
Summary of cash flows
A summary of cash flows for the nine months ended September 30, 2020 and 2019, was as follows:

	Nine Months Ended September 30,
(Unaudited, in millions)	2020	2019
Net cash provided by operating activities	$176	$120
Net cash used in investing activities	(248)	(119)
Net cash provided by (used in) financing activities	89	(239)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	—	1
Net increase (decrease) in cash and cash equivalents, and restricted cash	$17	$(237)
Nine months ended September 30, 2020 vs. September 30, 2019
Net cash provided by operating activities
We generated $176 million of cash from operating activities in the first nine months of 2020, compared to $120 million of cash generated in the year-ago period. The increase is primarily driven by higher profitability, a favorable working capital variance in the current period, and lower pension contributions.
Net cash used in investing activities
We used $248 million of cash in investing activities in the current period, compared to $119 million in the year-ago period. The difference reflects:
•the acquisition of the U.S. Sawmill Business, net of cash acquired, in the current period ($172 million); and
•higher net countervailing and anti-dumping duty cash deposits ($13 million);
partly offset by:
•lower capital expenditures ($29 million) and higher disposition of assets ($7 million); and
•proceeds from an insurance recovery related to our acquisition of Atlas in 2015 ($15 million), in the current period.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $89 million in the first nine months of 2020, compared to cash used in financing activities of $239 million in the year-ago period. The difference reflects:
•proceeds from long term debt of $180 million in 10-year term loans under our existing senior secured credit facility (or, the “Senior Secured Credit Facility”) to finance the acquisition of the U.S. Sawmill Business, whereas in the year-ago period we repurchased $225 million in aggregate principal amount of our 2023 Notes;
partly offset by the net repayments under revolving credit facilities of $71 million in the current period.
Employee Benefit Plans
Newly enacted U.S. legislation in 2020, the Coronavirus Aid, Relief and Economic Security Act, allows plan sponsors to delay contributions due during 2020 until January 1, 2021. We postponed our contributions to U.S. pension plans that were due during the second and third quarter for a total of $26 million. On October 30, 2020, we made the postponed contributions.
Share Repurchase Program
On March 2, 2020, our board of directors authorized a share repurchase program of up to 15% of our common stock, for an aggregate consideration of up to $100 million. During the nine months ended September 30, 2020, we repurchased 4.8 million shares at a cost of $19 million.

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
Summarized financial information for the nine months ended September 30, 2020 and year ended December 31, 2019, was as follows:

(Unaudited, in millions)	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Sales (1)	$1,653	$2,379
Operating loss	$(74)	$(203)
Net loss	$(75)	$(207)
(1)Includes $31 million and $76 million of sales to the Non-Guarantor Subsidiaries for the nine months ended September 30, 2020 and year ended December 31, 2019, respectively.
Summarized financial information as of September 30, 2020 and December 31, 2019, was as follows:

(Unaudited, in millions)	September 30, 2020	December 31, 2019
Total current assets (1)	$414	$414
Total long-term assets (2)	$920	$833
Total current liabilities (3)	$641	$913
Total long-term liabilities	$972	$872
(1)Includes $4 million of interest receivable from the Non-Guarantor Subsidiaries as of December 31, 2019.
(2)Includes a note receivable of $112 million from the Non-Guarantor Subsidiaries as of December 31, 2019.
(3)Includes accounts payable to the Non-Guarantor Subsidiaries of $516 million and $794 million as of September 30, 2020 and December 31, 2019, respectively.
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
ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of September 30, 2020. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
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
•While we expect to continue to operate in all of our business segments in Canada and the U.S., we have reduced our operational footprint to levels consistent with essential needs for the duration of the crisis, including by the temporary idling of certain machines or facilities and implementing temporary layoffs. Further adjustments to our operational footprint, temporary or permanent, could be made as the COVID-19 pandemic situation develops.
•The COVID-19 pandemic has already accelerated the secular demand decline for paper products like those we manufacture as widespread confinement alters consumer habits, and which could also impact the demand for pulp. The decline in demand and altered habits could become permanent.
•Any construction slowdown in North America may result in a decline in demand for wood products. If the demand for wood products falls and we reduce harvesting and sawmill activity as a result, we could have greater difficulty obtaining the supply of timber and wood fiber required for our operations at favorable prices, or at all.
•There is increased risk that we may not obtain raw materials, chemicals and other required supplies or services in timely fashion and at favorable prices due to the impact of the reduced economic activity as a result of the COVID-19 pandemic on our suppliers, which could affect our production output.
•Additional trade restrictions or barriers could also affect negatively our supply chain as well as the sales or distribution of our products.
•The impact of the reduced economic activity as a result of the COVID-19 pandemic on our customers could increase our risk of credit exposure.
•Although the forest products industry has generally been recognized as critical or essential in locations where we operate, the current health restrictions, including social distancing measures, are having an impact on how our workers can fulfill their duties, and limit the number of employees we can have in our operations, which in turn could impact our production output and costs.
•It could be difficult or costly to restart certain of our temporarily idled operations, and we could face personnel shortages if employees are no longer available or amenable to return to work.
•Further, should any key employees become ill from COVID-19 or unable to work, the attention of our management team could be diverted.
•The reduced operations and staffing in our facilities, remote working conditions and increased risk in not obtaining supplies or services could increase the risk of non-compliance and incidents.
If necessary, to preserve liquidity, we could suspend or defer capital projects, as well as other strategic initiatives. Strategies to increase earnings power or generate additional cash flow, including acquisitions, divestitures and other transactions could be

RESOLUTE FOREST PRODUCTS INC.
delayed or not materialize given the current economic uncertainty. In response to the COVID-19 pandemic, we could decide to permanently shut down machines or facilities and be required to record significant closure costs, long-lived asset impairment or accelerated depreciation charges.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information about our stock repurchases for the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31	1,035,249	$2.47	1,035,249	$96,914,787
August 1 to August 31	1,215,250	4.07	1,215,250	91,968,947
September 1 to September 30	2,263,588	4.90	2,263,588	80,888,339
Total	4,514,087	$4.12	4,514,087	$80,888,339
(1)$100 million share repurchase program launched in 2020. For more information, see Note 12, “Share Capital,” to our             Consolidated Financial Statements.
As of October 30, 2020, we repurchased 1,066,988 additional shares at an average price per share of $4.71 for a total cost of $5 million.

RESOLUTE FOREST PRODUCTS INC.
ITEM 6.    EXHIBITS

Exhibit No.	Description

†10.1	Form of Resolute Forest Products 2019 Equity Incentive Plan Stock Settled Performance Stock Unit Agreement.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

†	This is a management contract or compensatory plan or arrangement.
*	Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

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
Date: November 9, 2020