Form 10-K
period 2020-12-31
Resolute Forest Products Inc.
filed 2021-03-01
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) was $118 million.
As of January 29, 2021, there were 80,813,619 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days of December 31, 2020, are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs, and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations, and performance to differ materially from those expressed or implied in this Form 10-K include, but are not limited to, the impact of: the COVID-19 pandemic on our business and resulting economic conditions, developments in non-print media, including changes in consumer habits, and the effectiveness of our responses to these developments; intense competition in the forest products industry; any inability to offer products certified to globally recognized forestry management and chain of custody standards; any inability to successfully implement our strategies to increase our earnings power; the possible failure to successfully integrate acquired businesses with ours or to realize the anticipated benefits of acquisitions, such as our entry into wood manufacturing in the U.S., and tissue production and sales, or divestitures or other strategic transactions or projects; uncertainty or changes in political or economic conditions in the U.S., Canada or other countries in which we sell our products; global economic conditions; the highly cyclical nature of the forest products industry; any difficulties in obtaining timber or wood fiber at favorable prices, or at all; changes in the cost of purchased energy and other raw materials; physical, financial and regulatory risks associated with global, regional, and local weather conditions, and climate change; any disruption in operations or increased labor costs due to labor disputes; difficulties in our employee relations, attraction or retention; disruptions to our supply chain, operations, or the delivery of our products; disruptions to our information technology systems including cybersecurity and privacy incidents; risks related to the operation and transition of legacy system applications; negative publicity, even if unjustified; currency fluctuations; any increase in the level of required contributions to our pension plans, including as a result of any increase in the amount by which they are underfunded; our ability to maintain adequate capital resources to provide for all of our substantial capital requirements; the terms of our outstanding indebtedness, which could restrict our current and future operations; the replacement of the London Interbank Offered Rate (or, the “LIBOR”) with an alternative interest rate; losses that are not covered by insurance; any additional closure costs and long-lived asset or goodwill impairment or accelerated depreciation charges; any need to record additional valuation allowances against our recorded deferred income tax assets; our exports from one country to another country becoming or remaining subject to duties, cash deposit requirements, border taxes, quotas, or other trade remedies or restrictions; countervailing and anti-dumping duties on imports to the U.S. of the vast majority of our softwood lumber products produced at our Canadian sawmills; any failure to comply with laws or regulations generally; any additional environmental or health and safety liabilities; any violation of trade laws, export controls, or other laws relating to our international sales and operations; adverse outcomes of legal proceedings, claims and governmental inquiries, investigations, and other disputes in which we are involved; the actions of holders of a significant percentage of our common stock; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors,” which have been heightened by the COVID-19 pandemic, including related governmental responses and economic impacts, market disruptions and resulting changes in consumer habits.
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

PART I
ITEM 1. BUSINESS
We are a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, and paper. We own or operate some 40 facilities, as well as power generation assets in the U.S. and Canada. Marketing our products in over 50 countries, we have third-party certified 100% of our managed woodlands to at least one internationally recognized forest management standard.
Resolute Forest Products Inc., a Delaware corporation, was formed on January 25, 2007, from the merger of Abitibi-Consolidated Inc. and Bowater Incorporated. Our common stock trades under the stock symbol “RFP” on both the New York Stock Exchange (or, the “NYSE”) and the Toronto Stock Exchange (or, the “TSX”).
Information About our Executive Officers
The following is information about our executive officers as of March 1, 2021:

Name	Age	Position	Officer Since
Remi G. Lalonde	44	President and Chief Executive Officer, and Chief Financial Officer	2018
Lori Kilgour	50	Senior Vice President, Process Improvement and Chief Information Officer	2019
John Lafave	56	Senior Vice President, Pulp and Paper Sales and Marketing	2018
Patrice Minguez	57	President, Tissue Group	2017
Daniel Ouellet	50	Senior Vice President, Human Resources	2018
Hugues Simon	50	President, Wood Products	2021
Richard Tremblay	57	Senior Vice President, Pulp and Paper Operations	2014
Jacques P. Vachon	61	Senior Vice President, Corporate Affairs and Chief Legal Officer	2007
Sylvain A. Girard	50	Senior Vice President and Chief Financial Officer (as of March 2, 2021)	2021
Mr. Lalonde became president and chief executive officer as of March 1, 2021, after Yves Laflamme stepped down and retired. Mr. Lalonde will cease to be chief financial officer upon the appointment of Sylvain Girard to this role as of March 2, 2021. Mr. Lalonde previously served as senior vice president and chief financial officer from November 2018 to March 1, 2021, and was vice president, strategy and corporate development from May 2018 to November 2018. He was general manager of Resolute’s pulp and paper mill in Thunder Bay (Ontario), from February 2016 to May 2018. Before taking a leadership role in operations, Mr. Lalonde was treasurer and vice president, investor relations, from November 2014 to February 2016, and vice president, investor relations, from September 2011 to November 2014. He initially joined Resolute in 2009 as senior legal counsel, securities, following six years at a Wall Street law firm.
Ms. Kilgour previously served as vice president, information technology, from July 2017 to May 2019, as vice president and program director from July 2015 to July 2017, and as vice president, operational excellence, engineering and energy, from January 2013 to July 2015. Prior to joining Resolute in 2013, she worked at Tembec, Verso Corporation/International Paper and Catalyst.
Mr. Lafave previously served as vice president, sales, national accounts – paper sales, vice-president, sales, national accounts – newsprint, vice president, sales, national accounts – commercial printers, and executive sales representative from 2003 to 2009. Prior to joining Resolute, he held progressive positions in sales with UPM-Kymmene and Repap Enterprises.
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
Mr. Simon previously served as a special advisor to the senior vice president and chief financial officer from January 4, 2021 to March 1, 2021. Prior to joining Resolute in 2021, he was president of BarretteWood Inc., from July 2016 to November 2020, and served as vice president, sales and procurement for BarretteWood Inc. from August 2012 to July 2016. He also served as vice president sales and marketing and value added operations of Resolute wood products and a range of other positions with Resolute and its predecessor companies, from 1999 to 2012.
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
Mr. Vachon previously served as senior vice president and chief legal officer from January 2011 to February 2012, as senior vice president, corporate affairs and chief legal officer from October 2007 to January 2011, and as senior vice president, corporate affairs and secretary, from 1997 to October 2007.
The Company announced the appointment of Sylvain A. Girard as the Company’s next senior vice president and chief financial officer, effective March 2, 2021. Mr. Girard joined Resolute as special advisor to Remi G. Lalonde, on February 15, 2021. Mr. Girard most recently served as executive vice president and chief financial officer of SNC-Lavalin Group Inc. from 2016 to 2020. Previously, he held senior executive positions in finance with SNC-Lavalin, following 22 years with General Electric Company (or, “GE”). He held a number of positions at GE, including 14 years as chief financial officer in the financial and healthcare sectors of GE in Europe.
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
Market pulp
We produce market pulp at five facilities in North America, with total capacity of 1.3 million metric tons, or 8% of total North American capacity. Our market pulp includes virgin pulp and recycled bleached kraft (or, “RBK”) pulp, for which we are a leading global producer. Approximately 80% of our virgin pulp capacity is softwood-based: northern bleached softwood kraft (or, “NBSK”) pulp, southern bleached softwood kraft (or, “SBSK”) pulp, and fluff pulp. The remainder of our virgin pulp capacity consists of northern bleached hardwood kraft (or, “NBHK”) pulp and southern bleached hardwood kraft (or, “SBHK”) pulp. Pulp not converted into paper or tissue is sold as market pulp, which is used to make a range of consumer products including tissue, packaging, specialty paper products, diapers, and other absorbent products. 23% of our 2020 market pulp shipments were exported outside of North America, including significant exports to Europe, Asia, and Latin America.
Tissue
We produce tissue products at three facilities in North America. With total capacity of 128,000 short tons (116,000 metric tons), we are a fully integrated manufacturer operating four tissue machines and 13 converting lines, including the converting facility in Hagerstown, Maryland, that we acquired in December 2020. We manufacture a range of tissue products for the away-from-home and retail markets, including recycled and virgin paper products, covering premium, value, and economy grades. We also sell parent rolls not converted into tissue products.
Wood products
We own 14 sawmills in Canada that produce construction-grade lumber sold in North America. On February 1, 2020, we completed the acquisition of three sawmills in the U.S. South, bringing our number of sawmills to 17. The three sawmills have a combined production capacity of 550 million board feet once ramped-up. For more information, see Note 3, “Business Acquisition,” to our consolidated financial statements and related notes (or, “Consolidated Financial Statements”) appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.
Our Canadian sawmills produce dimension spruce-pine-fir lumber and provide wood chips to our pulp and paper mills in Canada. Our sawmills also supply wood residue to our other segments, to be used as fuel to produce electricity and steam based on renewable sources. Our U.S. sawmills produce dimension lumber and decking from southern yellow pine. In 2020, we shipped 1.9 billion board feet of construction-grade lumber and decking. We also operate two remanufactured wood products facilities that manufacture bed frame components, finger joints, and furring strips, two engineered wood products facilities that manufacture I-joists for the construction industry, and one wood pellet facility, all of which are located in Quebec and Ontario.

Paper
We produce a wide range of papers at 10 mills strategically located to serve major markets, with total capacity of 2.1 million metric tons. We are a leading global producer of newsprint and the largest producer of uncoated mechanical papers in North America.
We own six newsprint facilities in North America, with total capacity of 1.4 million metric tons, which represents 9% of total worldwide capacity and 44% of total North American capacity. We sell newsprint to newspaper publishers worldwide and also to commercial printers in North America for uses such as inserts and flyers. In 2020, North American deliveries represented 65% of our total newsprint shipments.
We produce specialty papers at four facilities in North America. With total capacity of 0.7 million metric tons, our specialty papers comprise uncoated mechanical papers, including supercalendered paper and white paper, as well as uncoated freesheet papers. With 26% of total North American capacity, we are the largest producer of uncoated mechanical papers in North America, and the fourth largest in the world. Our specialty papers are used in books, retail inserts, direct mail, coupons, magazines, catalogs, bags and other commercial printing applications. We sell specialty papers to major commercial printers, direct mailers, publishers, catalogers and retailers, mostly in North America.
For information on our corporate strategy, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Our Business” of this Form 10-K.
Pulp, tissue, and paper manufacturing facilities
The following table lists the pulp, tissue, and paper manufacturing facilities and the number of machines we owned as of December 31, 2020. The table presents our total 2020 production by product line (which represents all of our reportable segments except wood products), reflecting the impact of any downtime taken in 2020, and our 2021 capacity. Total capacity is based on an operating schedule of approximately 360 days. In certain cases, production can exceed capacity, due to changes in the manufacturing properties of the product.

	Number of Machines	2021	2020	2020 Production By Product Line
(In thousands of metric tons)		Total Capacity	Total Production	Market Pulp	Tissue	Paper
Canada
Alma (Quebec)	3	341	253	—	—	253
Amos (Quebec)	1	194	59	—	—	59
Baie-Comeau (Quebec)	2	336	58	—	—	58
Clermont (Quebec)	1	221	219	—	—	219
Dolbeau (Quebec)	1	137	112	—	—	112
Gatineau (Quebec)	1	197	190	—	—	190
Kénogami (Quebec)	1	132	121	—	—	121
Saint-Félicien (Quebec)	1	369	365	365	—	—
Thunder Bay (Ontario)	2	530	495	306	—	189
U.S.
Calhoun (Tennessee)	3	356	307	128	49	130
Coosa Pines (Alabama)	1	264	256	256	—	—
Grenada (Mississippi)	1	229	204	—	—	204
Hialeah (Florida)	2	31	22	—	22	—
Menominee (Michigan)	1	170	112	112	—	—
Sanford (Florida)	1	25	24	—	24	—
	22	3,532	2,797	1,167	95	1,535
Wood products facilities
The following table lists the sawmills we owned or operated as of December 31, 2020. The table presents our total 2020 production, reflecting the impact of any downtime taken in 2020, and our 2021 mechanical capacity. We do not have access to enough timber to operate all of the sawmills at their total mechanical capacity. Total capacity is based on an operating schedule of approximately 355 days.

	2021	2020
(In million board feet)	Total Capacity	Total Production
Canada
Atikokan (Ontario)	145	139
Comtois (Quebec)	145	47
Girardville (Quebec)	220	214
Ignace (Ontario)	115	—
La Doré (Quebec)	198	225
La Tuque (Quebec) (1)	186	101
Maniwaki (Quebec)	204	96
Mistassini (Quebec)	209	203
Obedjiwan (Quebec) (2)	65	47
Pointe-aux-Outardes (Quebec)	184	109
Saint-Félicien (Quebec)	174	105
Saint-Thomas (Quebec)	93	35
Senneterre (Quebec)	167	139
Thunder Bay (Ontario)	330	277
U.S. (3)
Cross city (Florida)	185	128
El Dorado (Arkansas) (4)	180	3
Glenwood (Arkansas)	185	98
	2,985	1,966
(1)Forest Products Mauricie L.P. is located in La Tuque and is a consolidated subsidiary in which we have a 93.2% interest. The amounts in the above table represent the sawmill’s total capacity and production.
(2)Sociéte en Commandite Scierie Opitciwan is located in Obedjiwan and is an unconsolidated entity in which we have a 45% interest. The amounts in the above table represent the sawmill’s total capacity and production.
(3)On February 1, 2020, we acquired from Conifex Timber Inc. all of the equity securities and membership interests in certain of its subsidiaries, the business of which consists mainly in the operation of three sawmills and related assets in Cross City and in Glenwood and El Dorado, with combined production capacity of 550 million board feet. When operating to capacity, almost 25% of our lumber production will be in the U.S. South. For more information, see Note 3, “Business Acquisition,” to our Consolidated Financial Statements.
(4)The El Dorado mill, which was already idled at the time of the acquisition, was restarted in the fourth quarter of 2020.
The following table lists the remanufactured wood, engineered wood, and wood pellet products facilities we owned or operated as of December 31, 2020, and their respective 2021 capacity and 2020 production. Total capacity is based on an operating schedule of approximately 355 days.

	2021	2020
(In million board feet, except where otherwise stated)	Total Capacity	Total Production
Remanufactured Wood Products Facilities
Château-Richer (Quebec)	66	40
La Doré (Quebec)	16	14
Total Remanufactured Wood Products Facilities	82	54
Engineered Wood Products Facilities
Larouche and Saint-Prime (Quebec) (in million linear feet) (1)	145	134
Wood Pellet Products Facility
Thunder Bay (Ontario) (in thousands of metric tons)	45	41
(1)Resolute-LP Engineered Wood Larouche Inc. and Resolute-LP Engineered Wood St-Prime Limited Partnership are located in Larouche and Saint-Prime, respectively, and are unconsolidated entities in which we have a 50% interest in each entity. We operate the facilities and our joint venture partner sells the products. The amounts in the above table represent the mills’ total capacity and production.
Other products
We sell green power produced from renewable sources and wood-related products to customers located in Canada and the U.S. Sales of these other products are considered a recovery of the cost of manufacturing our primary products.
We also have a 49% interest in Serres Toundra Inc., a joint venture that produces vegetables from 19 hectares of greenhouses adjacent to our Saint-Félicien pulp mill. The greenhouses source a portion of their heat from our Saint-Félicien pulp mill and are also expected to source a portion of their CO2 requirements from such mill by the end of 2021.
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
Wood
Our sources of wood include purchases from local producers, including sawmills that supply residual wood chips, wood harvested from government-owned land on which we hold timber supply guarantees or harvesting rights, and property we own or lease. In Quebec, under the Sustainable Forest Development Act, volumes are allocated through timber supply guarantees, which are five years in length and renewable, subject to certain conditions. As of December 31, 2020, we were allocated 4.5 million cubic meters of supply through the timber supply guarantees. In Ontario, we had long-term harvesting rights for 11.5 million acres of government-owned land, as of December 31, 2020. The harvesting rights licenses in Ontario are 20 years in length and automatically renew every five years, contingent upon our continued compliance with environmental performance and reforestation requirements.
We depend heavily on harvesting rights and timber supply guarantees over government-owned land in Ontario and Quebec, respectively. The volume of harvest permitted under these licenses is subject to limits, which are generally referred to as the annual allowable cut (or, the “AAC”). The AAC is reviewed regularly, typically every five years in Quebec and every 10 years in Ontario. The next AAC revision in Quebec is scheduled to take place in 2023 while Ontario is completing AAC revisions in 2021 for the forests in which we operate. About 25% of the total allowable harvesting rights in Quebec are allocated through an open auction system. The prices generated by the auction system are used to set pricing for the remainder of the AAC. The timber requirements for our U.S. sawmills are met mostly by purchasing timber from timberland owners.
In addition to the forest management regulations that we must abide with, we have sought out independent certification for 100% of the forests that we manage or on which we hold significant harvesting rights in order to demonstrate our strong belief that it is possible to operate successfully with sustainable harvesting practices while maintaining biodiversity and protecting the forest, values important to a range of stakeholders. The woodlands that we manage are all independently certified to at least one internationally recognized forest management standard: Sustainable Forestry Initiative® (or, “SFI®”) and Forest Stewardship Council® (or, “FSC®”). In 2020, we successfully maintained SFI forest management certifications for all of our managed woodlands in Quebec and Ontario. We also continued to maintain the FSC forest management certificates that we held in Quebec and Ontario. In addition, we continue to be one of the largest holders of SFI and FSC forest management certificates in North America.
We have also instituted fiber-tracking systems at all of our North American facilities to ensure that our wood fiber supply comes from acceptable sources such as certified forests and legal harvesting operations, with the exception of our three recently acquired sawmills in the U.S. South, which are expected to have their fiber-tracking systems certified in 2021. These systems are third-party certified according to one or more of three internationally recognized chain of custody standards, namely SFI, FSC, and Programme for the Endorsement of Forest Certification (or, “PEFC”). 100% of our wood and fiber sources are procured through the FSC Controlled Wood standard, the FSC chain of custody certification, the PEFC due diligence requirements, or the SFI fiber sourcing requirements, and in some cases a combination of these standards.
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
Energy
Steam and electrical power constitute the primary forms of energy used in pulp, tissue, and paper production. Process steam is produced in boilers using a variety of fuel sources, as well as heat recovery units in mechanical pulp facilities. All of our pulp, paper and tissue operating sites generate 100% of their own steam requirements. In 2020, the Alma, Calhoun, Coosa Pines, Dolbeau, Gatineau, Kénogami, Saint-Félicien and Thunder Bay operations collectively consumed 61% of their electrical requirements from internal sources, notably on-site cogeneration and hydroelectric dams. We purchased the balance of our electrical energy needs from third parties. We have six sites that operate cogeneration facilities and all of these sites generate primarily green energy from renewable biomass.
We also have one hydroelectric generation and transmission network (Hydro-Saguenay in the Saguenay – Lac-Saint-Jean region of Quebec), which consists of seven generating stations with 170 MW of capacity. The water rights agreements required to operate some of these facilities typically range from 10 to 50 years and, subject to certain conditions, some are renewable for additional terms. In some cases, the agreements are contingent on the continued operation of the related paper mills and a minimum level of capital spending in the region. For the other facilities, the right to generate hydroelectricity stems from our ownership of the riverbed on which these facilities are located.
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
We produce six major grades of market pulp (NBSK, SBSK, NBHK, SBHK, RBK, and fluff), for which we compete with a number of major market pulp producers, primarily with operations in North America. Market pulp being a globally-traded commodity, we also compete with other producers from South America (eucalyptus hardwood and radiata pine softwood), Europe (northern hardwood and softwood), and Asia (mixed tropical hardwood). Price, quality, service, and fiber sources are considered the main competitive determinants.
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
We compete in North America with both large North American and numerous smaller local lumber producers in a highly competitive market. We also compete with European producers in the North American market during periods of favorable currencies and prices. Because there are few distinctions between lumber from different producers, competition is primarily based on price. Competition is also affected by cost and availability of wood, freight cost, and labor. We have been required to pay cash deposits for estimated countervailing duties and anti-dumping duties on the vast majority of our U.S. imports of softwood lumber products produced at our Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. As of December 31, 2020, the rates for such estimated countervailing and anti-dumping duties were 19.10% and 1.15%, respectively. During any period in which our U.S. imports of softwood lumber products from our Canadian sawmills are subject to countervailing duty or anti-dumping cash deposit requirements or duty requirements, our competitive position could be materially affected. For additional information, see Item 1A, “Risk Factors – Legal and Compliance Risks – We are subject to countervailing and anti-dumping duty orders on the vast majority of our U.S. imports of softwood lumber products produced at our Canadian sawmills, which could materially affect our operations and cash flows,” of this Form 10‑K.
In 2020, the five largest North American newsprint producers represented 88% of North American capacity, and the five largest global producers represented 32% of global newsprint capacity. We face competition from both large global producers and numerous smaller regional producers. Price, quality, and customer relationships are important competitive determinants.
Our uncoated mechanical and uncoated freesheet papers compete on the basis of price, quality, service, and range of product line. We compete with numerous uncoated mechanical paper producers, with the five largest North American producers representing 89% of the North American uncoated mechanical papers capacity, and the five largest global producers representing 54% of global uncoated mechanical papers capacity in 2020. In addition, imports from overseas accounted for 9% of North American uncoated mechanical paper demand in 2020. There are also numerous worldwide suppliers of other grades of paper such as coated mechanical papers and coated freesheet.
As with other global commodities, the competitive position of our products is significantly affected by fluctuations in foreign currency exchange rates. For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Exchange Risk,” of this Form 10-K.
Trends in non-print media are expected to continue to adversely affect demand for traditional print media. For additional information, see Item 1A, “Risk Factors – Strategic Risks – Developments in non-print media and changes in consumer habits regarding the use of paper are expected to continue to adversely affect the demand for some of our key products,” of this Form 10-K.
Based on market interest, we offer a number of our products with specific designations to one or more globally recognized forest management and chain of custody standards. Our ability to conform to new or existing guidelines for certification depends on a number of factors, many of which are beyond our control, such as: changes to the standards or the interpretation or the application of the standards; the adequacy of government-implemented conservation measures; and the existence of territorial disputes between Indigenous peoples and governments. If we are unable to offer certified products, or to meet commitments to supply certified product, it could adversely affect the marketability of our products and our ability to compete with other producers.
Human Capital
As of December 31, 2020, we employed approximately 7,100 people, of whom approximately 3,700 were represented by various unions, primarily Unifor, and the Confederation of National Trade Unions (or, the “CNTU”) in Canada, and predominantly by the United Steelworkers International (or, the “USW”) in the U.S. In the past year, we renewed or entered into a number of agreements with unions, covering approximately 500 employees in Canada. Collective agreements covering approximately 300 employees in Canada have expired, involving certain Canadian sawmills.
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
Our long-term competitiveness is tied to the ability to recruit, develop and retain top-quality employees with the right skills. We are building a strong corporate culture that attracts results-driven and action-oriented employees and allows natural leaders to grow. We hired 970 new permanent and temporary employees, raising our employer profile through targeted recruitment practices. We assessed 100% of salaried employees’ effectiveness through the Demonstrated Effectiveness Appraisal process, which is focused on enhancing organizational capability through managerial accountability and people development. We continue to train every employee on Resolute’s Code of Business Conduct and have in place a Diversity Policy designed to ensure equal consideration and opportunities to all employees. We are equally committed to ensuring that our employees are consistently motivated and engaged by promoting individual professional development goals, support sharing of knowledge and resources across the Company, and create opportunities for growth and learning wherever possible.
The health and safety of our employees is a core Company value. We are committed to providing our employees with safe working environments, in addition to complying with applicable legal requirements at all our sites. Since 2015, our Occupational Safety and Health Administration (OSHA) incident rate world-class performance has been below 0.80, and we achieved an OSHA incident rate of 0.62 in 2020, which is one of the lowest rates within the North American forestry products industry.
Since the beginning of the COVID-19 pandemic, a vigilance committee has been set up to collect and analyze continuous relevant information through the appropriate public health authorities where we operate, and more than 30 pandemic crisis management protocols have been implemented to ensure the safety and health of employees and contractors working at all our sites, helping to mitigate disruptions of operations.
In addition, the board adopted a board-level diversity policy striving to maintain a minimum of 25% representation each of men and women on our board of directors, as well as an executive leadership-level diversity policy acknowledging diversity as a key factor in the Company’s talent management strategy. Currently there are two women on the board representing 29% of its membership.

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
Environmental and Other Regulated Matters
We are subject to a number of federal or national, state, provincial, and local laws and regulations in various jurisdictions relating to the environment, health and safety, and some of our infrastructure, including dams and bridges. We believe our operations are in material compliance with current applicable environmental, health and safety, as well as applicable infrastructure laws and regulations. While it is impossible to predict future laws and regulations that may be adopted, we believe that we will not be at a significant competitive disadvantage with regard to meeting future Canadian or U.S. standards. For additional information, see Note 18, “Commitments and Contingencies – Environmental matters,” to our Consolidated Financial Statements.
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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-K and in other documents we file with the SEC, you should carefully consider the following factors, among others, which could materially affect our business, financial condition, future results, reputation as well as the market price of our securities. In particular, the risks described below could cause actual events to differ materially from those contemplated in the forward-looking statements in this Form 10-K.
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
•While we expect to continue to operate in all of our business segments in Canada and the U.S., we have reduced our operational footprint to levels consistent with essential or reduced needs, including the temporary idling of certain machines or facilities and implementing temporary or permanent layoffs. Further adjustments to our operational footprint, temporary or permanent, could be made as the COVID-19 pandemic situation develops.
•The COVID-19 pandemic has already accelerated the secular demand decline for paper products like those we manufacture as widespread confinement alters consumer habits, which has had, and could continue to have an impact on pulp demand. The decline in demand and altered habits could have a permanent effect.
•Any construction slowdown in North America may result in a decline in demand for wood products. If the demand for wood products falls and we reduce harvesting and sawmill activity as a result, we could have greater difficulty obtaining the supply of timber and wood fiber required for our operations at favorable prices, or at all.
•There is lower demand for our away-from-home tissue products usually found in hotels, restaurants, schools, office buildings and other businesses or premises, and our ability to convert our tissue for the retail market may be limited.
•There is increased risk that we may not obtain raw materials, chemicals and other required supplies or services in a timely fashion and at favorable prices due to the impact of the reduced economic activity as a result of the COVID-19 pandemic on our suppliers, which could affect our production output and profitability.
•Additional trade restrictions or barriers could also negatively affect our supply chain as well as the sales or distribution of our products.
•The impact of the reduced economic activity as a result of the COVID-19 pandemic on our customers has increased our risk of credit exposure and that risk could continue to increase.
•Although the forest products industry has generally been recognized as critical or essential in locations where we operate, the current health restrictions, including social distancing measures, impact how our employees fulfill their duties, and limits the number of employees we can have at our operations, which in turn could impact our production output and costs.
•It could be difficult or costly to restart certain of our temporarily idled operations, and we could face personnel shortages if employees are no longer available or amenable to return to work.
•Should certain employees become ill from COVID-19 or unable to work, the attention of our management team could be diverted and our operations could be affected.
•The reduced operations and staffing at our facilities, remote working conditions and increased risk of obtaining supplies or services could increase the risk of non-compliance and incidents.
If necessary, to preserve liquidity, we could suspend or defer capital projects, as well as other strategic initiatives. Strategies to increase earnings power or generate additional cash flow, including acquisitions, divestitures and other transactions could be delayed or not materialize given the current economic uncertainty. In response to the COVID-19 pandemic, we could decide to permanently shut down machines or facilities and be required to record significant closure costs, remediation costs, long-lived asset impairment or accelerated depreciation charges.
The economic uncertainty resulting from the COVID-19 pandemic and the ensuing decline in financial market returns and low-interest rate environment could continue to result in an increase in the amount by which our pension plans are underfunded by the next measurement date at year-end. This could result in a significant increase in the amount of our required future pension contributions, which could have an adverse effect on our financial condition.

If we do not generate enough cash to fund our short-term or long-term obligations, we may have to draw further on our credit facilities to meet our obligations or seek additional sources of liquidity. The economic uncertainty resulting from the COVID-19 pandemic and any downgrade of our credit ratings could lead to greater difficulty in obtaining additional financing on favorable terms.
The COVID-19 pandemic, including related governmental responses and economic impacts, market disruptions and changes in consumer habits, has heightened the risks and uncertainties described in the risk factors below, and should be read in conjunction therewith.
Strategic Risks
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
Developments in non-print media and changes in consumer habits regarding the use of paper are expected to continue to adversely affect the demand for some of our key products.
Trends in non-print media are expected to continue to adversely affect demand for traditional print media, including our papers, and our customers’ products. Neither the timing nor the extent of these trends can be predicted with certainty. Our newspaper, magazine, book and catalog publishing customers could increase their use of, and compete with, non-print media, including multimedia technologies, electronic storage and communication platforms such as websites and social media, which could further reduce their consumption of newsprint, commercial printing papers or other products we manufacture, including market pulp. The demand for our paper products has weakened significantly over the past decade. This situation has accelerated since the COVID-19 pandemic as confinement and work from home has altered consumer habits, which could become permanent and also impact the demand for pulp. For example, over the 10 years ended December 31, 2020, according to industry statistics, North American newsprint demand fell by 69%, and fell by 26% in 2020.
We face intense competition in the forest products industry.
We compete with numerous forest products companies, some of which have greater financial resources. The trend toward consolidation in the forest products industry has led to the formation of sizable global producers that have greater flexibility in pricing and financial resources for marketing, investment, research and development, innovation, and expansion. Because the markets for our products are highly competitive, actions by competitors can affect our ability to compete and the volatility of prices at which our products are sold.
The forest products industry is capital intensive, and we require significant investment to remain competitive. Some of our competitors may be lower-cost producers in some of the businesses in which we operate. For example, the sizable low-cost hardwood and softwood grade pulp capacity in South America, which continues to grow as a result of ongoing investment and whose costs are thought to be very competitive, and the actions those mills take to gain market share, could continue to adversely affect our competitive position in similar grades. This in turn could impact our sales and cash flows, and push us to consider significant capital investments to remain competitive. Failure to compete effectively could have a material adverse effect on our business, financial condition or results of operations.
If we are unable to offer products certified to globally recognized forestry management and chain of custody standards or meet customers’ product specifications, it could adversely affect our ability to compete.
Based on market interest, we offer a number of our products, including pulp and paper, wood and tissue, with specific designations to one or more globally recognized forest management and chain of custody standards as well as product specifications to meet customers’ requirements. Our ability to conform to new or existing guidelines for certification depends on a number of factors, many of which are beyond our control, such as: changes to the standards or the interpretation or the application of the standards; the collaboration of our suppliers in timely sharing product information; the adequacy of government-implemented conservation measures; and the existence of territorial disputes between Indigenous peoples and governments. If we are unable to offer certified products, or to meet commitments to supply certified product or meet the product specifications of our customers, it could adversely affect the marketability of our products and our ability to compete with other producers.

We may not be successful in implementing our strategies to increase earnings power.
Our corporate strategy is focused on continuing to transform the Company away from mature product markets and products in structurally declining demand toward a more profitable and sustainable organization over the long run. This includes maximizing value generation from structurally declining paper, growing in pulp and wood products, integrating our pulp into value-added quality tissue, and investing in product innovation, while maintaining a disciplined approach to capital allocation.
The implementation of our corporate strategy is subject to uncertainty and could require significant capital investments. In addition, strategic initiatives could have unintended consequences, including, for example, a loss of certain pulp customers if our tissue segment becomes competitive with tissue products sold by those customers.
As part of our corporate strategy, we pursue acquisitions, divestitures, and other strategic transactions and projects to complement, expand or optimize our business, such as our entry into wood manufacturing in the U.S., and tissue production and sales. In connection with any acquisition, divestiture, strategic transaction or project, we may not successfully integrate an acquired business, assets, technologies, processes, controls, policies, and operations with ours or realize some or all of the anticipated benefits and synergies of the acquisition, divestiture, strategic transaction or project. In connection with such transactions, we may face challenges associated with entering into a new market, production location, product category, or meeting customers’ demands. We may also face issues with the separation of processes and loss of synergies following the divestiture of businesses. In addition, we may not be able to successfully negotiate potential acquisitions, divestitures, strategic transactions or projects that we identify, or may not be able to obtain financing that may be needed. Future acquisitions could result in potentially dilutive issuances of equity securities and the incurrence of debt and contingent liabilities, and substantial goodwill. The negotiation of any transaction and its completion may be complex, costly, and time consuming. To the extent we are unsuccessful in implementing our corporate strategy or our efforts do not achieve the anticipated outcomes, our results of operations and cash flows may be adversely affected.
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
An economic downturn in the U.S. or Canada could also negatively affect the U.S. or Canadian housing industry, which is a significant driver of demand for our lumber and other wood-based products. For example, a decline in housing starts or in the repair and remodeling segment could create a low level of primary demand for our lumber and other wood-based products, which we would expect to result in our wood products business operating at a lower level until there is a meaningful recovery in new residential construction demand or in the repair and remodeling sector. In addition, with less lumber demand, sawmills could generate fewer wood chips that we use in our pulp and paper mills, which could lead those mills to increase their supply from the open market, where prices can fluctuate with market conditions. We could also have less wood residue to use internally, which would increase our fossil fuel consumption and, as a result, our costs and environmental impact.

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
Operational Risks
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
We depend heavily on harvesting rights and timber supply guarantees over government-owned land in Ontario and Quebec, respectively. The volume of harvest permitted under these licenses is subject to limits, which are generally referred to as the annual allowable cut (or, “AAC”). The AAC is reviewed regularly, typically every five years in Quebec and every 10 years in Ontario. The next AAC revision in Quebec is scheduled to take place in 2023 while Ontario is completing AAC revisions in 2021 for the forests in which we operate. About 25% of the total allowable harvesting rights in Quebec are allocated through an open auction system. The prices generated by the auction system are used to set pricing for the remainder of the AAC.
In addition, regulatory developments, activist campaigns and litigation advanced by Indigenous groups or other stakeholders have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in Canada, or that meet standards required for third-party certifications. Future regulation, particularly by Ontario, Quebec, or the federal Canadian government, as well as litigation, changes in forest management certification standards, and actions taken by activists to influence the availability of timber for commercial harvest could focus on any one or more of the use of timberlands, forest management practices, forest management and chain of custody certification standards, consultation with Indigenous groups, protection of habitats and endangered or other species, including the woodland caribou, promotion of forest biodiversity, and the response to, and prevention of, catastrophic wildfires.
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
Though timber is our primary source of fiber, wood fiber is a commodity and we also buy a significant portion of our fiber requirements on the open market. Prices for wood fiber are cyclical and subject to market influences, which could be concentrated in one or more regions due to market shifts. The timber requirements for our U.S. sawmills are met mostly by purchasing timber from timberland owners.
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
We also generate electricity at our hydroelectric facilities. There can be no certainty that we will be able to maintain the water rights necessary for our hydroelectric power generating facilities, or to renew them on favorable conditions. The closure of certain machines or facilities located in Quebec could trigger the exercise of termination rights by the Quebec government under hydro water rights agreements. The amount of electricity we can generate is also subject to the volume of rain or snowfall and is therefore variable from one year to the next.
We are subject to physical, financial and regulatory risks associated with global, regional, and local weather conditions, and climate change.
Our operations and the operations of our suppliers are subject to climate variations, which impact the productivity of forests, the frequency and severity of wildfires, the availability of water, the distribution and abundance of species, and the spread of disease or insect epidemics, which in turn may adversely or positively affect timber production and availability. Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters such as hurricanes, earthquakes, hailstorms, wildfires, drought, flooding, snow, ice storms, the spread of disease, and insect infestations. Any of these natural disasters could also affect woodlands or cause variations in the cost of raw materials, such as virgin fiber. Changes in precipitation could make wildfires more frequent or more severe, and could adversely affect timber harvesting or our hydroelectric production. The effects of global, regional, and local weather conditions, and climate change, including the costs of complying with evolving climate change regulations and transition costs relating to a low carbon economy could also adversely impact our results of operations.
We could experience disruptions in operations or increased labor costs due to labor disputes or occupational health and safety issues.
As of December 31, 2020, we employed approximately 7,100 people, of whom approximately 3,700 were represented by various unions, primarily Unifor, and the Confederation of National Trade Unions (or, the “CNTU”) in Canada, and predominantly by the United Steelworkers International (or, the “USW”) in the U.S. In the past year, we renewed or entered into a number of agreements with unions, covering approximately 500 employees in Canada. Collective agreements covering approximately 300 employees in Canada have expired, involving certain Canadian sawmills.
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
Occupational health and safety issues, including relating to the COVID-19 pandemic, could also cause disruptions in operations or otherwise affect labor-related costs.
Difficulties in our employee relations or difficulties identifying, attracting, and retaining employees for work, particularly in remote locations and certain positions with specialized skills, could lead to operational disruptions or increase our costs.
Our ability to achieve our future goals and objectives is dependent, in part, on maintaining good relations with our employees and minimizing employee turnover at our corporate offices, mills, and woodlands operations. Work stoppages, excessive employee turnover, or difficulty in attracting and retaining employees, particularly for work in remote locations and certain positions with specialized skill sets, could lead to operational disruptions or increased costs.
Disruptions to our supply chain, operations, or the delivery of our products, could adversely affect our financial condition or results of operations.
The success of our businesses is largely contingent on the availability of, and direct access to, raw materials, as well as our ability to ship products on a timely and cost-efficient basis. As a result, any event that disrupts or limits transportation or delivery services or the operations of our suppliers could materially and adversely affect our business. In addition, our operating results depend on the continued operation of our various production facilities and our ability to complete construction and maintenance projects on schedule. Interruptions of operations at our facilities, including interruptions caused by the events described below, could materially reduce the productivity and profitability of a particular manufacturing facility, or our business as a whole, during and after the period of such operational difficulties.

Our operations, supply chain, and transportation and delivery services are subject to potential hazards, including explosions, fires, accidental release of toxic materials, severe weather and natural disasters, mechanical and power failures, structural failures at any of our dams or hydroelectric facilities, supplier disruptions, labor shortages or other difficulties, public health measures to prevent or eradicate epidemics or pandemics, transportation interruptions, remediation complications, environmental and workplace risks, and terrorist or other violent acts.
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
We are subject to disruptions to the information technology systems used to manage our operations and other business processes, including cybersecurity and privacy incidents that could involve sensitive company, employee, customer, vendor, and shareholder information.
We use information technology to securely manage operations and various business functions. We rely on various technologies to process, store, and report on our business and interact with employees, customers, vendors, and shareholders. The secure and reliable processing, maintenance, and transmission of this information is critical to our operations and business strategy. Despite our security design and controls, and those of our third-party providers, our information technology and infrastructure may be vulnerable to interruptions, breakdowns, cyberattacks or breaches due to employee error, malfeasance, hackers, computer viruses, ransomware, natural disasters, power or telecommunications failures, as well as other disruptions. A cybersecurity breach could result in operational disruptions or the misappropriation of sensitive data or personal information and could subject us to civil and criminal penalties, litigation, or have a negative impact on our reputation. We may be required to expend capital and other resources to protect against such security breaches or cyberattacks, or to remediate problems caused by such breaches, attacks, or other disruptions. We have been the subject of cyberattacks from time to time, none of which have had a material impact on our business information systems or operations. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not negatively impact our cash flows and materially affect our results of operations or financial condition. Recent developments in cybersecurity and privacy legislation in different jurisdictions are imposing additional obligations on us and could expand our potential liability in the event of a cybersecurity or privacy incident.
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
We believe that we have established a reputation for transparent communications, social and corporate governance, responsible forestry practices, and overall sustainability leadership. We also believe that our commitment to sustainable and responsible forestry practices extends well beyond strict compliance with applicable forestry regulations, which in Quebec and Ontario are already among the most, if not the most, rigorous in the world. Negative publicity, whether or not justified, relating to our operations and our business could tarnish our reputation or reduce the value of our brand and market demand for our products. In addition, the actions of activists, whether or not justified, could impede or delay our ability to access raw materials or obtain third-party certifications with respect to forest management and chain of custody standards that we seek in order to supply certified products to our customers. In these cases, we may have to incur significant expenses and dedicate additional resources to defend ourselves against activist campaigns, rebuild our reputation, and restore the value of our brand.

Financial Risks
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
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The actual impact of these changes depends primarily on the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues, but we cannot predict the magnitude or direction of this effect for any period, and there can be no assurance of any future effects. In 2019 and 2020, the Canadian dollar fluctuated between a low of US$1.27 in December of 2020 and a high of US$1.45 in March of 2020. Based on operating projections for 2021, if the Canadian dollar strengthens by one cent against the U.S. dollar, we expect that it will decrease our annual operating income by approximately $16 million, and vice versa.
Furthermore, certain monetary assets and liabilities, including a substantial portion of our net pension and other postretirement benefit obligations and our net deferred income tax assets, and certain of our indebtedness, including the Quebec secured term loan facility (or, the “Loan Facility”) are denominated in Canadian dollars. As a result, our earnings and the amounts borrowable under our Loan Facility can be subject to the potentially significant effect of foreign exchange gains or losses in respect of these Canadian dollar net monetary items. A fluctuation of the Canadian dollar against the U.S. dollar in any given period would generally cause a foreign exchange gain or loss or change in the effective availability of the Loan Facility.
The amount by which our pension plans are underfunded could increase the level of required contributions, which could have an adverse impact on our financial condition.
As of December 31, 2020, we had net pension obligations of $1,440 million, of which approximately 78% relates to our registered pension plans in the provinces of Quebec and Ontario, and approximately 22% of which relates to our U.S. qualified pension plan. See Note 16, “Pension and Other Postretirement Benefit Plans,” to our Consolidated Financial Statements, for a description of our pension plan funding obligations, including our unfunded pension obligations.
The amount by which our pension plans are funded or underfunded varies depending upon the return on pension fund investments, the level of interest rates used to determine minimum funding levels, the payments of benefits, and other actuarial assumptions and experience. Variations from our assumptions would cause the actual amount of our required contributions to vary from our current estimates. Any additional contributions to our pension plans to fund potential deficit increases would be required to be paid over a period of time ranging from seven to 11 years depending upon the laws applicable to the funding of the specific pension plan. Any change to laws and regulations applicable to the funding of our pension plans could also increase or decrease our future funding obligations. Similarly, because we make our Quebec and Ontario pension plan contributions in Canadian dollars, the amount of our contributions as stated in U.S. dollars can be subject to the potentially significant effect of foreign currency exchange rate variations. Any such variations could materially affect our cash flows and financial condition, in each case either positively or negatively depending on the direction and magnitude of the variation. In addition, an increase in our net pension obligations could make it more difficult to obtain financing on favorable terms.
It is also possible that regulators, including Canadian provincial pension regulators, could attempt to compel additional funding of certain of our pension plans, including our Canadian registered pension plans, in respect of plan members associated with sites we formerly operated. On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or, the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in

New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to C$150 million ($118 million), would have to be funded if we do not obtain the relief sought. At this time, we cannot estimate the additional contributions, if any, that may be required in future years, but they could be material.
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
The terms of our ABL Credit Facility, our Senior Secured Credit Facility, the indenture governing our 2026 Notes and our Loan Facility could restrict our current and future operations, and changes relating to LIBOR could impact our borrowings under some of these facilities.
The credit agreements governing our senior secured asset-based revolving credit facility (or, the “ABL Credit Facility”), our senior secured credit facility (or, the “Senior Secured Credit Facility”), the indenture governing our 4.875% senior notes due 2026 (or, the “2026 Notes”), and our Loan Facility contain certain restrictive covenants that impose operating, borrowing, and financial restrictions on us and could limit our ability to engage in activities that might be in our long-term best interests. For a description of our ABL Credit Facility, Senior Secured Credit Facility, the indenture governing the 2026 Notes and the Loan Facility, including the covenants and restrictions they contain, see Note 15, “Long-Term Debt,” to our Consolidated Financial Statements.
A breach of the covenants under the ABL Credit Facility, the Senior Secured Credit Facility, the 2026 Notes or the Loan Facility could result in an event of default, which could allow holders and lenders, as the case may be, to accelerate the repayment of their debt and could result in the acceleration of the repayment of any other debt to which a cross-acceleration or cross-default provision applies. An event of default under the ABL Credit Facility, the Senior Secured Credit Facility or the Loan Facility would also allow the lenders to terminate all commitments to extend further credit to us under those facilities. If we were unable to repay amounts due and payable under the ABL Credit Facility, the Senior Secured Credit Facility or the Loan Facility, the lenders would have the right to proceed against the collateral securing the indebtedness. In any of these events, we may seek to refinance our indebtedness, but be unable to do so on commercially reasonable terms. As a result, we could be: limited in how we conduct our business; unable to raise additional debt or equity financing to operate during general economic or business downturns; unable to compete effectively or to take advantage of new business opportunities; or forced to sell assets.
In addition, our borrowings under the ABL Credit Facility and the Senior Secured Credit Facility bear interest at variable rates, primarily based on LIBOR as the reference. LIBOR is subject to national and international proposals for reform that may cause LIBOR to cease to exist after 2021 or to perform differently than in the past. While we expect that reasonable alternatives to LIBOR will be available, we cannot predict the consequences and timing of the development of alternative reference rates, and the transition to an alternative reference rate could result in an increase in our interest expense.
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
As part of our transformation strategy, and in response to changing market dynamics and structurally declining demand for some of our products, it may be necessary to further curtail production, permanently shut down machines and facilities, restructure operations, or sell non-core assets. In addition to the potential loss of production, curtailments and shutdowns could result in asset or goodwill impairments, accelerated depreciation, and closure costs for the affected facilities, including restructuring charges, exit or disposal costs, and remediation and other environmental costs, which could negatively impact our cash flows and materially affect our results of operations and financial condition. The closure of machines or facilities could also trigger the payment of severance, additional pension contributions, or wind-up deficiencies.
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
We could be required to record goodwill impairment charges on all or a significant amount of the goodwill on our Consolidated Balance Sheets.
We have goodwill of $31 million recorded in our Consolidated Balance Sheet as of December 31, 2020, all of which arose from our acquisition of the U.S. Sawmill Business. Goodwill represents the excess of the purchase price of an acquisition over the estimated fair values of identifiable tangible and intangible assets of the acquired business. Future acquisitions that we make may also result in significant amounts of additional goodwill. The determination of goodwill involves significant judgment and assumptions including the assessment of the results of the most recent fair value calculations, the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, specific events affecting us and the business, and making the assessment on whether each relevant factor will impact the impairment test positively or negatively, and the magnitude of any such impact. The carrying value of goodwill is not amortized, and is tested for impairment at the reporting unit’s level annually, or more frequently if events or changes in circumstances indicate a potential impairment loss. In the event that the net carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
We could be required to record additional valuation allowances against our recorded deferred income tax assets.
We recorded significant deferred income tax assets relating to our Canadian operations in our Consolidated Balance Sheet as of December 31, 2020. If, in the future, we determine that we are unable to recognize these deferred income tax assets as a result of sustained cumulative losses in our Canadian operations, we could be required to record additional valuation allowances for the portion of the deferred income tax assets that is not more likely than not to be realized. Such valuation allowances, if taken, would be recorded as a charge to income tax provision and would adversely impact our results of operations.
Legal and Compliance Risks
Legal and compliance risks arise from governmental and regulatory action, operations and business conduct, and contractual and other legal liabilities, including risks associated with: international trade regulation; legal proceedings; our shareholder relationships; commitments to customers, suppliers or other stakeholders; and compliance with securities, governance and other laws and regulations, policies and procedures, such as those relating to financial reporting and disclosure obligations, the environment, forest management, health and safety, marketing, product safety and liability, and privacy and antitrust. Governmental and regulatory risk includes the risk that government or regulator actions will impose additional costs on us or cause us to have to change our operations and business models or practices.

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
In addition to risks related to the trade remedies discussed above, a country could impose taxes or tariffs on some or all imported products, whether or not consistent with existing trade treaties or agreements, and trade treaties, agreements and arrangements may be renegotiated or terminated, or one or more countries that are parties may withdraw. Such actions with respect to trade treaties, agreements, or arrangements taken by any country where we sell our products internationally, could materially affect our cash flow, and the competitive position of our operations relating to the affected products.
We are subject to countervailing and anti-dumping duty orders on the vast majority of our U.S. imports of softwood lumber products produced at our Canadian sawmills, which could materially affect our operations and cash flows.
The vast majority of our U.S. imports of softwood lumber products produced at our Canadian sawmills are subject to orders requiring us to pay cash deposits to the U.S. for estimated countervailing and anti-dumping duties. These cash deposit requirements are the result of petitions filed by U.S. softwood lumber products producers and forest landowners with the U.S. Department of Commerce (or, “Commerce”) and the U.S. International Trade Commission.
No such deposits paid to the U.S. will be converted into actual countervailing duties or anti-dumping duties unless and until all appeals of final determinations and orders have been exhausted. We requested and participated in the first and second administrative reviews and could remain subject to annual administrative reviews for five or more years following the initial Commerce orders.
We have been required to pay cash deposits for estimated countervailing duties and anti-dumping duties on the vast majority of our U.S. imports of softwood lumber products produced at our Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. As of December 31, 2018, the rates for such estimated countervailing and anti-dumping duties were 14.70% and 3.20%, respectively. Commerce issued its final results in the countervailing duties first administrative review on December 1, 2020 and its final results in the anti-dumping first administrative review on November 30, 2020 and established our new rates at 19.10% for countervailing duties and 1.15% for anti-dumping duties. These rates will apply until Commerce sets new duty rates in subsequent administrative reviews, or new rates may be set through a remand determination by a United States-Mexico-Canada Agreement binational panel (or, “Panel”) on appeal. Through December 31, 2020, our aggregate cash deposits paid to the U.S. for all affected products totaled $243 million.
We cannot provide any assurance regarding the estimated or final duty rates that may be determined by Commerce in its future administrative reviews. During any period in which our U.S. imports of softwood lumber products from our Canadian sawmills are subject to countervailing or anti-dumping cash deposit requirements or duty requirements, our cash flows and the competitive position of those products and our related Canadian operations could be materially affected.

Any failure to comply with laws and regulations could require us to incur or record additional liabilities and adversely affect our results of operations.
We are subject to a variety of foreign, federal or national, state, provincial, and local laws and regulations dealing with financial reporting and disclosure obligations, corporate governance, antitrust, customs and trade, employees, contractors, transportation, taxes, timber and water rights, pensions, benefit plans, workplace health and safety, the manufacture and sale of consumer products, including product safety and liability, the environment, and Indigenous peoples, among others. Many of these laws and regulations are complex and subject to differing interpretation, and the requirements of laws and regulations of different countries and jurisdictions in which we operate, have sales or otherwise do business, or in which our securities trade or in which our security holders reside, may differ or be inconsistent with one another. Compliance with these laws and regulations, including changes to them or their interpretations or enforcement, or introduction of new laws and regulations, has required in the past, and could require in the future, substantial expenditures by us and adversely affect our results of operations. In addition, noncompliance with laws and regulations, especially those related to the environment and Indigenous peoples, could significantly damage, and require us to spend substantial amounts of money to rebuild our reputation.
In addition, our ability to comply with these laws and regulations often depends, at least in part, on compliance by independent third parties, such as contractors and agents we retain to provide services. For example, our compliance with customs requirements for international shipments depends in part on compliance by our customs brokers, sureties, transportation companies, and external advisors, in addition to our own employees and consultants, and we could be liable for noncompliance by any of them, even if inadvertent. Failure to comply with laws and regulations can also be the result of unintended consequences, such as unforeseen consequences of information technology modifications, upgrades, or replacements. Although we strive to comply with laws and regulations applicable to us, no company, including ours, can assure that it will successfully prevent, detect, or remediate all potential instances of non-compliance, and any failure to do so could be material, require substantial expenditures, and adversely affect our results of operations.
As an owner of real estate and industrial facilities, we could be required to incur or record additional environmental and related health and safety liabilities.
As an owner and operator of real estate and industrial facilities, we are subject to a wide range of general and industry-specific laws and regulations relating to pollution and the protection of the environment, as well as several requirements stipulated in our facilities’ permits, including those governing air emissions, water usage, wastewater discharges, the storage, management and disposal of regulated substances and waste, the investigation and clean-up of contaminated sites, landfill and wastewater treatment system operation and closure, forest management and operations, endangered species and their habitat, health and safety, carbon pricing and climate change. Changes to our operations and costs to comply with these laws and regulations may increase as the requirements of these laws and regulations evolve. Noncompliance with these regulations or permit conditions can result in significant civil, administrative or criminal fines or penalties, or regulatory or judicial orders enjoining or curtailing operations. This may include liability under environmental laws for cleanup, improvement or change of pollution control equipment, and other costs and damages, including investigation costs, tort liability and damages to natural resources, resulting from past or present spills, releases or threats of releases of regulated substances and waste on or from our current or former properties or operations. We may also be liable under health and safety laws for related exposure of employees, contractors and other persons to substances and waste on or from our current or former properties or injuries. We may incur liability under these laws without regard to whether we knew of, were responsible for, or owned the property at the time of, any exposure, spill, release or threats of releases of any regulated substances or waste on or from any current or former property, or at properties where we arranged for the disposal of regulated materials or waste. Claims or liability may also arise out of currently unknown environmental conditions, obligations arising as a result of new or revised rules or regulations (e.g. regulation of perfluoroalkyl or polyfluoroalkyl substances, or “PFAS”) or aggressive enforcement efforts by government regulators, public interest groups or private parties. As a result, we may be required to incur or record additional environmental or related health and safety liabilities.
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
We are and may become a party to a number of legal proceedings, claims, governmental inquiries, investigations, and other disputes, and adverse judgments could have a material adverse effect on our financial condition.
We become involved in various legal proceedings, claims, governmental inquiries, investigations, and other disputes in the normal course of business. These could include, for example, matters related to contracts, transactions, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, intellectual property, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. In addition to claims against us and our consolidated subsidiaries, these matters may involve claims asserted by others against unconsolidated partnerships and joint ventures in which we have an interest. Although the final outcome of these matters is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Legal proceedings that we believe could have a material adverse effect if not resolved in our favor, or that we believe to be significant, are discussed in Item 3 of this Form 10-K and in Note 18, “Commitments and Contingencies – Legal matters” to our Consolidated Financial Statements. However, our reports do not disclose or discuss all matters of which we are aware. If our assessment of the probable outcome or materiality of a matter is not correct, we may not have made adequate provision for such loss and our financial condition, cash flows, or results of operations could be adversely impacted.
In addition, if a loss resulting from an adverse outcome in connection with a matter were to affect the solvency of certain of our subsidiaries or remain unpaid for certain periods, it could result in a default under the ABL Credit Facility, the Senior Secured Credit Facility, or the indenture governing the 2026 Notes and the Loan Facility. For additional information, see “Financial Risks – The terms of our ABL Credit Facility, our Senior Secured Credit Facility, the indenture governing our 2026 Notes and our Loan Facility could restrict our current and future operations, and changes relating to LIBOR could impact our borrowings under some of these facilities” above.
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
In addition to the properties that we own, we also lease under long-term leases office and manufacturing premises, machinery, chemical equipment, office equipment, and rail cars, have water rights on certain government-owned waters, and have harvesting rights or timber supply guarantees with respect to certain government-owned land. For additional information, see Note 12, “Operating Leases” and Note 18, “Commitments and Contingencies – Commitments,” to our Consolidated Financial Statements.
We hold the properties that we own or lease, and the rights and supply guarantees described above, through various operating subsidiaries, including our principal U.S. operating subsidiary, Resolute FP US Inc., and our principal Canadian operating subsidiary, Resolute FP Canada Inc. For a list of our subsidiaries as of December 31, 2020, see Exhibit 21.1, “Subsidiaries of the registrant,” of this Form 10-K.
The obligations under the Senior Secured Credit Facility are secured by a first priority mortgage on the real property of our Calhoun facility and a first priority security interest on the fixtures and equipment located therein. On November 13, 2019, a legal hypothec in the amount of C$30 million ($24 million) was registered on our Saint-Félicien immovable and movable property, for more information see Note 18, “Commitments and Contingencies – Legal matters – Fibrek acquisition,” to our Consolidated Financial Statements.
ITEM 3. LEGAL PROCEEDINGS
See the description of our material pending legal proceedings in Note 18, “Commitments and Contingencies – Legal matters,” to our Consolidated Financial Statements, which is incorporated in this “Item 3 – Legal Proceedings” by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades under the stock symbol “RFP” on both the NYSE and the TSX. As of January 29, 2021, there were 2,377 holders of record of our common stock.
We did not declare or pay any dividends on our common stock in 2020 or 2019. Any future determination to pay dividends will be at the discretion of the board of directors and will be dependent on then-existing conditions, including our financial condition, results of operations, capital requirements, contractual and legal restrictions, business prospects and other factors that the board of directors considers relevant. Our debt agreements contain restrictions on our ability to pay dividends and repurchase shares, as further described in Note 15, “Long-Term Debt,” to our Consolidated Financial Statements.
On March 2, 2020, our board of directors authorized a share repurchase program of up to 15% of our common stock, for an aggregate consideration of up to $100 million. In 2020, we repurchased 6.9 million shares at a cost of $30 million under this program. In 2019, we repurchased 4.8 million shares at a cost of $24 million, completing our $150 million share repurchase program launched in 2012.
The following table sets forth information about our stock repurchases for the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31	1,066,988	$4.71	1,066,988	$75,866,143
November 1 to November 30	877,799	$4.92	877,799	$71,546,792
December 1 to December 31	191,029	$5.69	191,029	$70,460,359
Total	2,135,816	$4.88	2,135,816	$70,460,359
(1)$100 million share repurchase program launched in 2020.
See Part III, Item 12 of this Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding our equity compensation plan.

The following graph compares the cumulative total return attained by shareholders of our common stock versus the cumulative total returns of the Standard & Poor’s 500 (or, the “S&P 500”) index and the Peer Group (as defined below), since December 31, 2015. The graph tracks the performance of a $100 investment in our common stock, in the S&P 500 index, and in the Peer Group on December 31, 2015 (with the reinvestment of all dividends) to December 31, 2020. The stock price performance included in the graph is not necessarily indicative of future stock price performance.
(1)The information contained in this stock performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (or, the “Exchange Act”), except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.
(2)The group of individual peer companies comprising the peer group (or, the “Peer Group”) are: Clearwater Paper Corporation, Domtar Corporation, Verso Corporation, Mercer International Incorporated, Rayonier Advanced Materials, Canfor Corporation, Interfor Corporation, Western Forest Products Inc and West Fraser Timber Company Limited. Conifex Timber Incorporated is no longer considered in the Peer Group.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents a summary of historical consolidated financial information for each of the last five years and should be read in conjunction with Items 7 and 8 of this Form 10-K. The selected financial information for the years ended December 31, 2020, 2019 and 2018, and as of December 31, 2020 and 2019, under the captions “Statement of Operations Data,” “Segment Sales Information,” “Statement of Cash Flows Data” and “Financial Position” shown below has been derived from our audited Consolidated Financial Statements.

	Years Ended December 31,
(In millions, except per share amounts)	2020	2019	2018	2017	2016
Statement of Operations Data
Sales	$2,800	$2,923	$3,756	$3,513	$3,545
Operating income (loss)	$99	$17	$379	$42	$(18)
Net income (loss) including noncontrolling interests	$10	$(47)	$235	$(78)	$(76)
Net income (loss) attributable to Resolute Forest Products Inc.	$10	$(47)	$235	$(84)	$(81)
Basic net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders	$0.12	$(0.51)	$2.57	$(0.93)	$(0.90)
Diluted net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders	$0.12	$(0.51)	$2.52	$(0.93)	$(0.90)
Dividend declared per common share	$—	$—	$1.50	$—	$—
Segment Sales Information
Market pulp	$668	$797	$1,085	$911	$836
Tissue	173	165	130	81	89
Wood products	1,025	616	823	797	596
Paper	934	1,345	1,718	1,724	2,024
	$2,800	$2,923	$3,756	$3,513	$3,545
Statement of Cash Flows Data
Net cash provided by operating activities	$334	$85	$435	$158	$81
Cash invested in fixed assets	$78	$113	$155	$164	$249
Disposition of assets	$14	$3	$336	$21	$5

	As of December 31,
(In millions, except otherwise indicated)	2020	2019	2018	2017	2016
Financial Position
Fixed assets, net	$1,441	$1,459	$1,515	$1,716	$1,842
Total assets	$3,730	$3,626	$3,935	$4,147	$4,227
Total debt	$561	$449	$645	$789	$762
Additional Information
Number of employees	7,100	6,700	7,400	7,700	8,300

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
OVERVIEW
Resolute Forest Products is a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, and paper, which are marketed in over 50 countries. The Company owns or operates some 40 facilities, as well as power generation assets, in the U.S. and Canada. We produce lumber in the U.S. and Canada, and we are the largest producer of wood products east of the Canadian Rockies, the largest producer of uncoated mechanical papers in North America, and a competitive pulp producer in North America. We are also a leading global producer of newsprint and an emerging tissue producer. Resolute has third-party certified 100% of its managed woodlands to internationally recognized sustainable forest management standards.
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

Our Business
Products
For information on our products, see Part I, Item 1, “Business – Products” of this Form 10-K.
Strategy and highlights
Our corporate strategy is focused on continuing to transform the Company away from mature product markets and products in structurally declining markets toward a more profitable and sustainable organization over the long run, founded on a competitive portfolio of manufacturing assets and a solid presence in long-term growth markets. Our strategy is to drive value creation by growing in pulp and wood products, integrating our pulp into value-added quality tissue, investing in product innovation, and maximizing cash generation from our paper assets, while maintaining a disciplined approach to capital allocation.
Growing in pulp and wood products
Market pulp and wood products are core segments for the Company, and we believe in their long-term, sustained growth potential. We are confident in our ability to generate attractive returns for shareholders as operators of these assets. Our strategy is to take an opportunistic approach to these strategic initiatives, such as:
•spending to improve productivity and/or lower costs;
•investing selectively in organic expansions; and
•pursuing opportunistic strategic acquisitions.
For example, in 2020, we acquired three sawmills in the U.S. South, with combined production capacity of 550 million board feet once ramped-up, giving us immediate scale in an attractive region and providing an opportunity to create value by maintaining appropriate working capital and by deploying our operational expertise in sawmilling, with a focus on reliability, productivity and safety.
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
In December 2020, we completed the acquisition of a tissue converting facility located in Hagerstown, Maryland, with three bath tissue and towel converting lines. The Hagerstown assets will improve converting capacity, extend the Company's product offering and expand its territory in the attractive Northeast market.

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
Maximizing cash generation from paper assets
Our high quality paper assets position us to compete effectively in the industry. This segment remains an important part of our business, generating cash to help finance our transformation strategy. In order to remain competitive in mature and declining markets that our paper operations face, we strive to consistently:
•maintain a stringent focus on controlling costs and optimizing our performance;
•manage production and inventory levels; and
•focus production at our most profitable and lower-cost facilities and machines.
Disciplined approach to capital allocation
As we operate in a capital-intensive and cyclical industry, we believe that the proper allocation of capital is a top priority, and that it should be done in a disciplined manner, with a view to maximize free cash flow through the business cycle and to generate attractive returns for our shareholders. Accordingly, we:
•spend our capital in a disciplined, strategic and focused manner, concentrating on our most competitive sites and the highest-return projects;
•explore value-creating opportunities for incremental organic growth projects, segment extensions, bolt-on acquisitions, position-repurposing activities, divestitures, investments, join ventures, capital market transactions and other similar transactions in order to calibrate and maximize the efficiency of our allocation of capital and other resources and optimize the value of our business;
•seek to maintain solid financial liquidity that over time is sufficient to support the evolution of our transformation strategy;
•based on market conditions, seek to retire, repay or refinance our outstanding indebtedness with a view to reducing costs and enhancing our financial flexibility; and
•return excess capital over time to our shareholders through dividends and share repurchases.

Here is a summary of some of our key strategic initiatives since 2014:

2014

Rebuilt sawmill at Ignace (Ontario)
+ 115 mmbf of lumber capacity

2015

New sawmill at Atikokan (Ontario)
+ 145 mmbf of lumber capacity

Acquisition of Atlas [(1)]
+ 62,000 st of tissue capacity and first step into tissue business

Share repurchase
5.5 million shares at a cost of $59 million

2016

New pulp digester at Calhoun [(2)]
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
$1.50 per share, or $136 million

2019

Share repurchase
4.8 million shares at a cost of $24 million

2020

Acquisition of three sawmills in the U.S. South [(3)]
+ 550 mmbf of lumber capacity

Share repurchase
6.9 million shares at a cost of $30 million

2021

Issuance of $300 million of aggregate principal of 2026 Notes and redemption of $375 million in aggregate principal amount of the 2023 Notes [(4)]

(1)With the acquisition of Atlas Paper Holdings, Inc. and its subsidiaries (or, “Atlas”), we gained an immediate position in the North American consumer tissue market and access to a customer base to accelerate the sale and distribution of our Calhoun tissue production.
(2)Incremental pulp capacity from the pulp digester serves in part to supply slush pulp to our Calhoun tissue machine.
(3)The acquisition of three sawmills in the U.S. South from Conifex Timber Inc., with combined production capacity of 550 million board feet, gives us immediate scale in an attractive region, with quality assets in a rich fiber basket, close to growing end-markets. The facilities produce construction-grade dimensional lumber and decking products from locally sourced southern yellow pine for distribution within the U.S.
(4)Subsequent to year-end 2020, we issued $300 million unsecured senior notes due in 2026 with a 4.875% coupon, the proceeds of which, together with cash on hand, were used to redeem the $375 million aggregate principal amount of our 5.875% senior notes due in 2023.
Sustainable development and performance
Our sustainability strategy is based on a balanced approach to environmental, social and economic performance, designed to enhance our competitive position. It is supported by public commitments in a number of key performance areas, focusing primarily on:
•improving resource efficiency, which helps control wood fiber, chemical, and energy costs, three significant input costs in our industry;
•moving beyond regulatory compliance and environmental incident management to differentiate ourselves as an environmental supplier of choice;
•positioning Resolute as a competitive employer; and
•building solid relations in our operating communities.
The overall responsibility for our sustainability performance resides with our president and chief executive officer, while we rely on our corporate sustainability committee to support the delivery of our key commitments and to implement related plans.

As an industry leader, we are committed to maintaining effective sustainability oversight and management practices, and have moved beyond already rigorous regulatory compliance and environmental incident management to commit to transparency and annual sustainability reporting. The environmental, health and safety committee of the board of directors of the Company periodically reviews the Company’s strategies, activities, policies and communications regarding sustainability and other related matters, and makes recommendations to the board.
Our recent key sustainability achievements include:
•Achieving world-class safety performance, close to the targets we set at the beginning of the year, even with the integration of our three new U.S. sawmills. The Company’s Occupational Safety and Health Administration (OSHA) incident rate was 0.62 for the year, with a severity rate of 16.8. Safety is our first priority, and we strive for zero injuries.
•Achieving an 83.4% reduction in absolute greenhouse gas (or, “GHG”) emissions (scope 1 and 2) compared to 2000 levels, and setting a new target to reduce absolute GHG emissions by 30% against 2015 levels by 2025.
•Sourcing three quarters of our energy from renewable sources, and producing one third of the energy we consume internally.
•Announcing the construction of a $20 million commercial cellulose filament plant, slated for completion in 2022, at our Kénogami (Quebec) paper mill. Cellulose filaments, a sustainable biomaterial derived from wood fiber, are manufactured entirely from renewable sources, resulting in a low carbon footprint.
•Continuing implementation of a $45 million strategic investment plan at our Saint-Félicien pulp mill to improve the operation, increase average daily production capacity, and reduce GHG emissions from the use of fossil fuels by 20%, or approximately 35,000 metric tons of CO2 equivalents per year.
•Increasing the energy efficiency of our facilities and lowering GHG emissions, including an initiative at our Dolbeau paper mill to decrease the use of the auxiliary boiler fueled with bunker C oil, equivalent to a reduction of 1,600 metric tons of CO2 equivalents per year.
•Deploying a carbon capture unit and ancillary equipment at our Saint-Félicien pulp mill to improve growth rates at Toundra Greenhouse, a state-of-the-art vegetable-growing complex in which we hold a 49% interest, and announcing its third expansion since opening in 2016: a $39 million investment that will create 55 new jobs, in addition to consolidating Toundra Greenhouse’s position as a major player in the province’s greenhouse industry.
•Maintaining certification of 100% of Resolute-owned or managed woodlands to at least one internationally recognized forest management standard (Sustainable Forestry Initiative®, or “SFI®”, and Forest Stewardship Council®, or “FSC®”). As a result, our commitments extend well beyond strict compliance with applicable forestry regulations, which in Quebec and Ontario are already among the most – if not the most – rigorous in the world.
•Maintaining internationally recognized chain of custody certifications at 100% of our certified manufacturing facilities (SFI, FSC, and Programme for the Endorsement of Forest Certification, or “PEFC™”), and completing multisite chain of custody certification for all of our tissue mills, including our Calhoun tissue operation.
•Deploying our Regional Supplier Registry web portal to support the development of local, regional and Indigenous business in our Quebec operating communities as part of our commitment to further integrate sustainability practices into our procurement process.
•Continuing to report climate change, water security and forests disclosures to CDP, as we have done since 2006. We received an “A-” for our forests disclosures – the highest score achieved in this category by any North American forest products company – placing us at the leadership level and reflecting environmental best practices. We maintained management level scores for our climate change (“B-”) and water security (“B”) disclosures, reflecting the actions we have taken to evaluate and manage our risks in these categories. Full disclosures and scores are available on CDP’s website (www.cdp.net), though this information is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the U.S. Securities and Exchange Commission (or, the “SEC”).
•Continuing to implement our proactive approach to environmental management by beating our class 1 and 2 environmental incident target, recording 13 incidents in 2020, and maintaining ISO 14001:2015 environmental management system certification at 100% of our certified operations.
•Making new environmental commitments to include our wood products facilities in the Company’s GHG emissions inventory by 2022, develop scope 3 GHG emission commitments by working with suppliers and other stakeholders, and record fiber losses of no more than 40 kg per metric ton of production.

•Completing a consultative process of our internal and external stakeholders in order to assess, review and update our shared priorities, which inform our sustainability strategy and public commitments.
•Adopting a board-level diversity policy striving to maintain a minimum of 25% representation each of men and women, as well as an executive leadership-level diversity policy acknowledging diversity as a key factor in the Company’s talent management strategy. Currently there are two women on the board representing 29% of its membership.
•Updating our Information Technology Security Policy, adopting a three-year continuous improvement strategy for managing data security and privacy, and making a commitment to review the strategy annually.
•Training 100% of all new employees on the Company's Code of Business Conduct, and committing to review it, as well as our Ethics Reporting Policy, on an annual basis.
•Ensuring 100% of our operations reported their community outreach activities, including active engagement of union officials, employees, mayors and other community leaders, Indigenous partners, small community business owners, customers, and representatives of governments at various levels.
•Maintaining long-term consultative and business relationships with close to 40 Indigenous communities and organizations.
•Achieving our annual commitment to making community and charitable contributions of more than $1 million by contributing $1.1 million toward various community organizations, as well as more than $420,000 toward scholarships and research grants.
•In addition to maintaining information resources such as BorealForestFacts.com and The Resolute Blog, we maintained a social media presence with platforms such as Forum boréal and Boreal Forum. The information contained on or connected to BorealForestFacts.com , The Resolute Blog and the Forum boréal and Boreal Forum social media platforms is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.
•Other sustainability performance indicators and disclosures prepared in accordance with the Global Reporting Initiative’s GRI Standards are available on our website (www.resolutefp.com/sustainability). We have reported publicly in accordance with GRI since 2010. Such sustainability disclosures on our website are not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.
Our sustainability achievements have been recognized by independent organizations. In 2020, we received extensive regional, North American and global recognition for excellence and leadership in corporate social responsibility and sustainable development. Some of the more noteworthy awards include:

•The Environment + Energy Leader top project of the year award for our Thunder Bay thermomechanical pulp biorefinery (July 21, 2020);
•The Business Intelligence Group’s BIG Award for Business for green company of the year in the enterprise/manufacturing category (November 10, 2020);
•The American Forest & Paper Association’s leadership in sustainability award in the energy efficiency/greenhouse gas reduction (large company) category for the second consecutive year (November 13, 2020); and
•In partnership with FPInnovations and Performance BioFilaments, a partnership award at the ADRIQ (Association pour le développement de la recherche et de l'innovation du Québec) Innovation Awards for our commercial plant specializing in the production of cellulose filaments at the Kénogami paper mill (November 19, 2020).
For a complete list of Resolute’s public sustainability commitments, visit our corporate website at www.resolutefp.com/sustainability. The commitments on our website are not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Power generation
We produce electricity at six cogeneration facilities and seven hydroelectric dams. The output is consumed internally or sold under contract to third parties. This allows us to reduce our costs by generating energy internally at a lower cost compared to open market purchases, and by producing revenue from external sales.
This table provides a breakdown of the output capacity (based on installed capacity and operating expectations in 2021) available for internal consumption at our existing production facilities:

		Energy
INTERNAL CONSUMPTION	Type	Capacity (MW)	Consumption (MWh/Year)
Calhoun (Tennessee)	Cogeneration	64	337,000
Coosa Pines (Alabama)	Cogeneration	25	155,000
Hydro Saguenay (Quebec) (7 dams)	Hydroelectric	170	1,174,000
Thunder Bay (Ontario)	Cogeneration	25	192,000
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
The table below shows the facilities where we currently produce electricity to sell externally as green power produced from renewable sources at favorable rates, almost all of which we buy back at lower rates for use in our operations:

		Energy
EXTERNAL SALES	Type	Capacity (MW)	Annualized Sales (MWh/Year)
Dolbeau (Quebec)	Cogeneration	28	193,000
Gatineau (Quebec)	Cogeneration	15	106,000
Saint-Félicien (Quebec)	Cogeneration	43	290,000
Thunder Bay (Quebec)	Cogeneration	65	431,000
External sales generated from our cogeneration assets reduced cost of sales, excluding depreciation, amortization and distribution costs (or, “COS”), by $38 million, $36 million and $37 million for the years ended December 31, 2020, 2019 and 2018, respectively.

2020 Overview
Impact of the COVID-19 pandemic
We have sustained operations across all of our business segments through the COVID-19 pandemic, but we had to take certain measures in the face of the dramatic reduction in economic activity, particularly for marketing-dependent products like newspapers, inserts, flyers and commercial paper. We continue to focus on key short-term priorities, including: operating under rigorous protocols around the health and safety of our employees, contractors and suppliers; reducing our paper production consistent with the dramatic decrease in economic activity affecting demand; maintaining disciplined liquidity management; monitoring customer credit risk; and controlling spending around selling, general and administrative (or, “SG&A”) expenses and capital expenditures. Specifically, as of December 31, 2020, we have reduced our operational footprint by temporarily idling paper machines representing in aggregate 28% of our run-rate capacity (equivalent to 48,000 metric tons per month). This decision led to workforce reductions and spending limitations or deferrals. We continue to monitor the market to adjust our capacity to market conditions.
Temporary idling of Amos and Baie-Comeau facilities
Due to the overall decrease in demand for newsprint, accelerated by the economic context surrounding the COVID-19 pandemic, the Amos (Quebec) and Baie-Comeau (Quebec) paper mills have been temporarily idled since April 2020. As a result, we reassessed the remaining useful lives of the fixed assets and recognized an accelerated depreciation charge of $38 million and recognized additional provisions of $17 million. These charges are recorded in “Closure costs, impairment and other related charges” in our Consolidated Statement of Operations for the year ended December 31, 2020. We also recognized inventory write-downs of $25 million recorded in “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statement of Operations for the year ended December 31, 2020.
Business acquisition
On February 1, 2020, we acquired from Conifex Timber Inc. all of the equity securities and membership interests in certain of its subsidiaries, the business of which consists mainly in the operation of three sawmills and related assets in Cross City (Florida) and in Glenwood and El Dorado (Arkansas) (or, the “U.S. Sawmill Business”). The U.S. Sawmill Business acquired produces construction-grade dimensional lumber and decking products from locally-sourced southern yellow pine for distribution within the U.S. This acquisition diversified our lumber production, and increased our operating capacity in the U.S. South. The fair value of the consideration, paid in cash, for the acquired U.S. Sawmill Business was $173 million. For more information, see Note 3, “Business Acquisition,” to our Consolidated Financial Statements.
Liquidity and capital resources
On November 4, 2020, our Canadian subsidiary, Resolute FP Canada Inc., entered into a secured delayed draw term loan facility (or, the “Loan Facility”) with Investissement Québec as lender, for up to C$220 million ($173 million, based on the exchange rate in effect on December 31, 2020), with an availability of C$165 million ($130 million) as at December 31, 2020, subject to certain conditions. As of December 31, 2020, the Loan Facility was undrawn.
On February 2, 2021, we completed the private offering (or, the "Offering") of $300 million aggregate principal amount of our 4.875% senior notes due 2026 (or, the “2026 Notes”) at an issue price of 100%. We used the net proceeds of the Offering, together with cash on hand, to redeem all of the outstanding $375 million aggregate principal amount of our 5.875% senior notes due 2023 (or, the “2023 Notes”), at a price of 100% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. The redemption of the 2023 Senior Notes occurred on February 18, 2021.
See below under “Liquidity and Capital Resources – Capital Resources” for more information.
Share repurchase program
On March 2, 2020, our board of directors authorized a share repurchase program of up to 15% of our common stock, for an aggregate consideration of up to $100 million. During the year ended December 31, 2020, we repurchased 6.9 million shares at a cost of $30 million under this program.

2020 vs. 2019
Our operating income was $99 million during the year, compared to $17 million in 2019. Excluding special items, we generated operating income of $169 million in 2020, compared to $46 million in 2019. Special items are described below.
Our net income in 2020 was $10 million, or $0.12 per diluted share, compared to net loss of $47 million, or $0.51 per share, in 2019. Our net income for 2020, excluding special items, was $56 million, or $0.65 per diluted share, compared to net loss of $46 million, or $0.50 per share, in 2019.

Year Ended December 31, 2020	Operating Income	Net Income	EPS
(In millions, except per share amounts)
GAAP, as reported	$99	$10	$0.12
Adjustments for special items:
Closure costs, impairment and other related charges	53	53	0.61
Inventory write-downs related to closures	25	25	0.29
Start-up costs	3	3	0.03
Net gain on disposition of assets	(11)	(11)	(0.13)
Other expense, net	—	4	0.05
Income tax effect of special items	—	(28)	(0.32)
Adjusted for special items (1)	$169	$56	$0.65

Year Ended December 31, 2019	Operating Income	Net Loss	EPS
(In millions, except per share amounts)
GAAP, as reported	$17	$(47)	$(0.51)
Adjustments for special items:
Closure costs, impairment and other related charges	18	18	0.19
Inventory write-downs related to closures	13	13	0.14
Net gain on disposition of assets	(2)	(2)	(0.02)
Non-operating pension and other postretirement benefit credits	—	(47)	(0.51)
Other expense, net	—	22	0.24
Income tax effect of special items	—	(3)	(0.03)
Adjusted for special items (1)	$46	$(46)	$(0.50)
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

Fourth Quarter Overview
Three months ended December 31, 2020 vs. December 31, 2019
Our operating income was $4 million in the quarter, compared to operating loss of $69 million in the year-ago period. Excluding special items, we incurred an operating income of $85 million in the quarter, compared to operating loss of $39 million in the year-ago period. Special items are described below.
Our net loss in the quarter was $52 million, or $0.63 per share, compared to net loss of $71 million, or $0.79 per share, in the year-ago period. Our net income in the quarter, excluding special items, was $45 million, or $0.55 per diluted share, compared to net loss of $53 million, or $0.59 per share, in the year-ago period.

Three Months Ended December 31, 2020	Operating Income	Net (Loss) Income	EPS
(In millions, except per share amounts)
GAAP, as reported	$4	$(52)	$(0.63)
Adjustments for special items:
Closure costs, impairment and other related charges	55	55	0.67
Inventory write-downs related to closures	25	25	0.30
Start-up costs	3	3	0.04
Net gain on disposition of assets	(2)	(2)	(0.02)
Non-operating pension and other postretirement benefit costs	—	24	0.29
Other expense, net	—	28	0.34
Income tax effect of special items	—	(36)	(0.44)
Adjusted for special items (1)	$85	$45	$0.55

Three Months Ended December 31, 2019	Operating Loss	Net Loss	EPS
(In millions, except per share amounts)
GAAP, as reported	$(69)	$(71)	$(0.79)
Adjustments for special items:
Closure costs, impairment and other related charges	18	18	0.20
Inventory write-downs related to closures	13	13	0.14
Net gain on disposition of assets	(1)	(1)	(0.01)
Non-operating pension and other postretirement benefit credits	—	(11)	(0.12)
Income tax effect of special items	—	(1)	(0.01)
Adjusted for special items (1)	$(39)	$(53)	$(0.59)
(1)Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Overview – 2020 Overview” above.

RESULTS OF OPERATIONS
Consolidated Results
Selected annual financial information

	Years Ended December 31,
(In millions, except per share amounts)	2020	2019	2018
Sales	$2,800	$2,923	$3,756
Operating (loss) income per segment:
Market pulp	$(1)	$39	$172
Tissue	(1)	(16)	(30)
Wood products	276	(6)	169
Paper	(46)	82	114
Segment total	228	99	425
Corporate and other	(129)	(82)	(46)
Operating income	$99	$17	$379
Net income (loss) attributable to Resolute Forest Products Inc.	$10	$(47)	$235
Net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$0.12	$(0.51)	$2.57
Diluted	$0.12	$(0.51)	$2.52
Adjusted EBITDA (1)	$338	$213	$574

	As of December 31,
(In millions)	2020	2019
Cash and cash equivalents	$113	$3
Total assets	$3,730	$3,626
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

	Years Ended December 31,
(In millions)	2020	2019	2018
Net income (loss) including noncontrolling interest	$10	$(47)	$235
Interest expense	34	31	47
Income tax provision	51	58	152
Depreciation and amortization	169	167	212
EBITDA	264	209	646
Closure costs, impairment and other related charges	53	18	121
Inventory write-downs related to closures	25	13	(1)
Start-up costs	3	—	8
Net gain on disposition of assets	(11)	(2)	(145)
Non-operating pension and other postretirement benefit credits	—	(47)	(50)
Other expense (income), net	4	22	(5)
Adjusted EBITDA	$338	$213	$574
2020 vs. 2019
Operating income variance analysis
Sales
Sales were $123 million lower in 2020, or 4%, to $2,800 million. After removing the sales related to the acquisition of the U.S. Sawmill Business in the first quarter of 2020, sales volume declined by $289 million, mainly reflecting lower shipments in paper and market pulp, partly offset by higher shipments of wood products. Pricing had a favorable impact of $30 million, mainly as a result of an increase in the average transaction price for wood products and tissue, up by 41% and 6%, respectively, partly offset by lower average transaction price for market pulp and paper, down by 13% and 11%, respectively.

Cost of sales, excluding depreciation, amortization and distribution costs
After removing the COS related to the acquisition of the U.S. Sawmill Business, the effects of lower volume and the effect of the weaker Canadian dollar, COS decreased by $84 million in 2020, largely reflecting:
•favorable maintenance costs ($55 million), largely associated with timing of outages and reduced spending;
•lower energy prices ($12 million);
•Canada Emergency Wage Subsidy (or “CEWS”) credit ($10 million);
•higher contribution from our internal power generation facilities ($7 million); and
•lower fiber costs ($6 million);
partially offset by:
•increase in write-downs of mill stores and other supplies inventory associated with the temporary idling of the Amos and Baie-Comeau paper mills compared to the prior year write-downs associated to the indefinite idling of the Augusta (Georgia) paper mill ($12 million).
Depreciation and amortization
Depreciation and amortization was $2 million higher in 2020, primarily due to the acquisition of the U.S. Sawmill Business ($7 million), offset by lower depreciation on the integrated business management software, which was fully depreciated in the fourth quarter of 2019 ($4 million).
Selling, general and administrative expenses
Selling, general and administrative (or, “SG&A”) expenses were unchanged compared to the year-ago period, mainly due to higher incentive plan expense, which is based on company performance, and higher stock-based compensation expense, offset by lower headcount, travel and entertainment expenses and overall lower expenses.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “Corporate and Other” below.
Net gain on disposition of assets
See the corresponding variance analysis under “Corporate and Other” below.
Net income (loss) variance analysis
Non-operating pension and other postretirement benefit credits
We recorded non-operating pension and OPEB credits of nil for the full year in 2020, compared to $47 million in the year-ago period. The difference mainly reflects lower interest cost ($32 million) and an OPEB curtailment credit related to the indefinite idling of our Augusta mill ($14 million), partly offset by a settlement loss related to the wind-up of the pension plan of the Thorold paper mill that was indefinitely idled in 2017 and sold in 2020 ($28 million), higher amortization of actuarial losses ($29 million) and lower amortization of prior service credits ($7 million), lower expected return on plan assets ($25 million), and a pension special termination benefit cost related to the indefinite idling of our Augusta mill ($3 million).
Other expense, net
We recorded other expense, net of $4 million in 2020, compared to other expense, net of $22 million in the prior year. The difference mostly reflects a loss on forward commodities contracts of $22 million, offset by a current period favorable insurance claim settlement of $15 million related to our acquisition of Atlas in 2015, compared to the $23 million provision related to the Fibrek Inc. (or, “Fibrek”) litigation recorded in the year-ago period.

Income taxes
We recorded an income tax provision of $51 million in 2020, on income before income taxes of $61 million, compared to an expected income tax provision of $13 million based on the U.S. federal statutory income tax rate of 21%. The difference reflects: U.S. tax on non-U.S. earnings ($23 million); an increase to our valuation allowance related to our U.S. operations

($11 million) where we recognize a full valuation allowance against our net deferred income tax assets; foreign tax rate differences ($10 million); and foreign exchange items ($6 million); partly offset by state income taxes ($6 million); and other, net ($6 million) mainly related to the settlement of an insurance claim in connection with our acquisition of Atlas.
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
Q4 of 2020 vs. Q4 of 2019
Operating income (loss) variance analysis
Sales
Sales increased by $101 million, or 15%, compared to the fourth quarter of 2019, to $769 million. After removing the sales related to the acquisition of the U.S. Sawmill Business in the first quarter of 2020, sales volume was $40 million lower, mainly due to lower shipments of paper, partially offset by higher volumes of wood products. Pricing had a favorable impact of $101 million, mainly as a result of an increase in the average transaction price for wood products, up by 67%, partly offset by lower average transaction price for paper, down by 7%.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the COS related to the acquisition of the U.S. Sawmill Business, the effects of lower volume and the effect of the weaker Canadian dollar, COS increased by $1 million in the quarter, mainly reflecting higher stumpage costs related to current wood prices ($9 million) partly offset by favorable maintenance costs ($6 million), largely associated with timing of outages and reduced spending.
Selling, general and administrative expenses
SG&A expenses increased by $2 million in the quarter, mainly due to higher incentive plan expense, which is based on company performance, and higher stock-based compensation expense, mostly offset by lower headcount and lower overall expenses.
Closure costs, impairment and other related charges
In the fourth quarter of 2020, we recorded closure costs, impairment and other related charges of $55 million, related to the temporary idling of our Amos and Baie-Comeau paper mills, including accelerated depreciation charges of $38 million and severance and other costs of $17 million. This compares to closure costs, impairment and other related charges of $18 million in the year-ago period, mainly due to the indefinite idling of our paper mill at Augusta, including severance and other costs of $10 million and accelerated depreciation charges of $8 million.

Net loss variance analysis
Non-operating pension and other postretirement benefit (costs) credits
We recorded non-operating pension and OPEB costs of $24 million in the quarter, compared to a credit of $11 million in the year-ago period. The difference mainly reflects: lower interest cost ($8 million); partly offset by settlement loss related to the wind-up of the Thorold pension plan ($28 million), higher amortization of actuarial losses ($7 million) and lower expected return on plan assets ($6 million).
Other expense, net
We recorded other expense, net of $28 million in the fourth quarter of 2020, compared to nil in the year-ago period. The difference mostly reflects a loss on forward commodities contracts of $15 million and a foreign exchange loss of $13 million in the current period.
Income taxes
We recorded an income tax benefit of $4 million in the fourth quarter of 2020, on a loss before income taxes of $56 million, compared to an expected income tax benefit of $12 million based on the U.S. federal statutory income tax rate of 21%. The difference reflects mostly a decrease to our valuation allowance related to our U.S. operations ($10 million); partly offset by U.S. tax on non-U.S. earnings ($22 million).
We recorded an income tax provision of $6 million in the fourth quarter of 2019, on a loss before income taxes of $65 million, compared to an expected income tax benefit of $14 million based on the U.S. federal statutory income tax rate of 21%. The difference reflects mostly: an increase to our valuation allowance related to our U.S. operations ($25 million); partly offset by U.S. tax on non-U.S. earnings ($4 million).
2019 vs. 2018
For a variance analysis of our 2019 vs. 2018 results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Consolidated Results – 2019 vs. 2018,” of our annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020 (or, the “2019 Annual Report”).
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

MARKET PULP
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2020	2019	2018
Sales	$668	$797	$1,085
Operating (loss) income (1)	$(1)	$39	$172
EBITDA (2)	$23	$62	$199
(In thousands of metric tons)
Shipments	1,118	1,156	1,424
Downtime	100	56	93

	December 31,
(In thousands of metric tons)	2020	2019	2018
Finished goods inventory	53	68	80
(1)Net (loss) income including noncontrolling interest is equal to operating (loss) income in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected annual financial information” above.

	Years Ended December 31,
(In millions)	2020	2019	2018
Net (loss) income including noncontrolling interest	$(1)	$39	$172
Depreciation and amortization	24	23	27
EBITDA	$23	$62	$199
Industry trends
World demand for chemical pulp grew by 3% in 2020 compared to the year-ago period, reflecting an increase of 7.7% in China and of 6.5% in North America, partly offset by a decrease of 6.5% in Western Europe. World capacity grew by 0.8% over the same period.

World demand for softwood pulp fell by 1.7% in 2020, reflecting a decrease of 7.3% and 2.1% in Western Europe and China, respectively, while North America increased by 4.5%. The operating rate was 91%.
In the same period, demand for hardwood pulp rose by 6.0%, with shipments to China and North America up by 13.0% and 9.6%, respectively, while Western Europe was down by 6.5%. The operating rate was 94%.
2020 vs. 2019
Operating (loss) income variance analysis

MARKET PULP
(In millions)

OPERATING (LOSS) INCOME VARIANCE
2020 vs. 2019

39
(26)
(103)
17
59
2
3
8
(1)
1
(1)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2019 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
2020 OPERATING LOSS

Sales
Sales were $129 million lower, or 16%, decreasing to $668 million in 2020, primarily due to lower pricing, reflecting a $92 per metric ton decline in the average transaction price across all grades. Volume also decreased sales by $26 million primarily due to pandemic-induced market downtime for recycled bleached kraft pulp.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effect of lower volume and the Canadian dollar fluctuation, manufacturing costs decreased by $59 million, reflecting:
•favorable maintenance costs ($26 million), largely associated with timing of outages and reduced spending;
•lower wood fiber costs ($16 million); and
•lower energy prices ($8 million), including higher contribution from our internal power generation facilities.
Distribution costs
After adjusting for the effect of lower volume, distribution costs were $8 million lower in 2020 due to lower freight rates and favorable destination mix.
2019 vs. 2018
For a variance analysis of our 2019 vs. 2018 results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Segment Earnings – Market Pulp – 2019 vs. 2018,” of our 2019 Annual Report.

TISSUE
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2020	2019	2018
Sales	$173	$165	$130
Operating loss (1)	$(1)	$(16)	$(30)
EBITDA (2)	$17	$2	$(15)
(In thousands of short tons)
Shipments (3)	95	97	84
Downtime	8	2	2

	December 31,
(In thousands of short tons)	2020	2019	2018
Finished goods inventory (3)	6	8	5
(1)Net loss including noncontrolling interest is equal to operating loss in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected annual financial information” above.
(3)Tissue converted products, which are measured in cases, are converted to short tons.

	Years Ended December 31,
(In millions)	2020	2019	2018
Net loss including noncontrolling interest	$(1)	$(16)	$(30)
Depreciation and amortization	18	18	15
EBITDA	$17	$2	$(15)
Industry trends
Total U.S. tissue consumption grew by 8.6% in 2020 compared to the year-ago period. Converted product shipments increased by 8.1%, led by at-home shipments up by 16.3%, while away-from-home shipments decreased by 8.5%.
U.S. parent roll production increased by 7.0% in 2020, contributing to a 97% average industry production-to-capacity ratio, up from 93% in the year-ago period.

2020 vs. 2019
Operating loss variance analysis

TISSUE
(In millions)

OPERATING LOSS VARIANCE
2020 vs. 2019

(16)
(2)
10
1
3
3
(1)
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
2019 OPERATING LOSS
2020 OPERATING LOSS

Sales
Sales were $8 million higher, or 5%, increasing to $173 million in 2020. Shipments were essentially unchanged as productivity gains for retail products manufactured at the Calhoun operations compensated for a pandemic-driven drop in away-from-home demand affecting Florida operations. The average transaction price was $107 per short ton higher, mainly due to favorable prices for converted products.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effects of lower volume, our manufacturing costs decreased by $3 million compared to 2019, mainly due to lower fiber costs.
Distribution costs
Distribution costs improved by $3 million, mainly as a result of better customer mix.
2019 vs. 2018
For a variance analysis of our 2019 vs. 2018 results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Segment Earnings – Tissue – 2019 vs. 2018,” of our 2019 Annual Report.

WOOD PRODUCTS
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2020	2019	2018
Sales	$1,025	$616	$823
Operating income (loss) (1)	$276	$(6)	$169
EBITDA (2)	$319	$28	$201
(In million board feet)
Shipments (3)	2,043	1,731	1,846
Downtime	279	242	147

	December 31,
(In million board feet)	2020	2019	2018
Finished goods inventory (3)	97	133	157
(1)Net income (loss) including noncontrolling interest is equal to operating income (loss) in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected annual financial information” above.
(3)Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Years Ended December 31,
(In millions)	2020	2019	2018
Net income (loss) including noncontrolling interest	$276	$(6)	$169
Depreciation and amortization	43	34	32
EBITDA	$319	$28	$201
Industry trends
U.S. housing starts were 1.4 million on a seasonally adjusted basis in 2020, up by 7.9% compared to 2019, which reflects a 12.3% increase in single-family starts, offset by a decrease of 1.9% in multi-family starts.
The 2x4 – Random Length (or, “RL”) #1-2 Kiln Dried Great Lakes (or, “KD GL”) price rose by 44.3% in 2020 compared to the year ago period, and the 2x4x8 Stud KD GL price rose by 70.4%. The 2x4 – RL #2 KD Southern Pine (Eastside) price increased by 46.3%, and the 2x4 – RL #2 KD Southern Pine (Westside) price was up by 48.2%.

2020 vs. 2019
Operating income (loss) variance analysis

WOOD PRODUCTS
(In millions)
OPERATING INCOME (LOSS) VARIANCE
2020 vs. 2019
239
137
33
(78)
(21)
(11)
5
(2)
(5)
(8)
(9)
2
276
(6)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2019 OPERATING LOSS
U.S. Sawmills Business acquisition
Volume
Pricing
FX
U.S. Sawmills Business acquisition
Volume
Manufacturing costs
FX
U.S. Sawmills Business acquisition
Volume
Other items
Depreciation and amortization
SG&A
2020 OPERATING INCOME

Sales
Sales were $409 million higher, or 66%, to $1,025 million in 2020, reflecting new volume related to the acquisition of the U.S. Sawmill Business, the increase in market demand for home repairs and remodeling, and stronger U.S. market housing starts. Shipments rose by 312 million board feet and the average transaction price increased by $146 per thousand board feet, or 41%. After removing the sales related to the acquisition of the U.S. Sawmill Business, sales were $272 million higher. Pricing contributed to $239 million increase, reflecting a rise in average transaction price, and sales volume was $33 million higher. Finished goods inventory dropped to 97 million board feet.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the COS related to the acquisition of the U.S. Sawmill Business, the effects of higher volume and the weaker Canadian dollar, manufacturing costs increased by $11 million, mainly reflecting higher log costs.
Distribution costs
After removing the COS related to the acquisition of the U.S. Sawmill Business and the effects of higher volume, distribution costs increased by $8 million, mainly as a result of higher freight rates and unfavorable destination mix.
Depreciation and amortization
Depreciation and amortization increased by $9 million compared to the year-ago period, primarily due to the acquisition of the U.S. Sawmill Business.
2019 vs. 2018
For a variance analysis of our 2019 vs. 2018 results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Segment Earnings – Wood Products – 2019 vs. 2018,” of our 2019 Annual Report.

PAPER
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2020	2019	2018
Sales	$934	$1,345	$1,718
Operating (loss) income (1)	$(46)	$82	$114
EBITDA (2)	$23	$154	$227
(In thousands of metric tons)
Shipments	1,577	2,017	2,532
Downtime	514	203	42

	December 31,
(In thousands of metric tons)	2020	2019	2018
Finished goods inventory	96	142	150
(1)Net (loss) income including noncontrolling interest is equal to operating (loss) income in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected annual financial information” above.

	Years Ended December 31,
(In millions)	2020	2019	2018
Net (loss) income including noncontrolling interest	$(46)	$82	$114
Depreciation and amortization	69	72	113
EBITDA	$23	$154	$227
Industry trends
North American newsprint demand fell by 26.2% in 2020, compared to 2019. Demand from newspaper publishers fell by 29.4%, while demand from commercial printers also decreased, by 21.4%. The North American shipment-to-capacity ratio was 75%, compared to 83% in the year-ago-period.

Global demand for newsprint fell by 22.6% in 2020, with Asia down by 20.3%, and Western Europe down by 21.5%. Accordingly, the global operating rate decreased to 72%, down from 84% in 2019.
North American demand for uncoated mechanical papers was down by 23.2% in 2020 compared to the year-ago-period, reflecting a 29.0% decrease in supercalendered (or, “SC”) grades, and a 17.3% drop in standard grades. Compared to 2019, the shipment-to-capacity ratio for all uncoated mechanical papers decreased from 83% to 73%.

2020 vs. 2019
Operating (loss) income variance analysis

PAPER
(In millions)

OPERATING (LOSS) INCOME VARIANCE
2020 vs. 2019

82
(294)
(116)
(1)
174
41
7
45
1
3
12
(46)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
2019 OPERATING INCOME
2020 OPERATING LOSS

Sales
Sales fell by $411 million, or 31%, to $934 million in 2020. Shipments decreased by 440,000 metric tons, largely reflecting much lower demand levels since the onset of the pandemic and our resulting capacity adjustments particularly for marketing-dependent products and commercial paper. The average transaction price dropped by $75 per metric ton compared to 2019 due to weaker market fundamentals accelerated by the pandemic.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs decreased by $41 million after adjusting for the effects of lower volume and the weaker Canadian dollar, reflecting:
•favorable maintenance costs ($28 million), due to reduced spending as well as the indefinite idling of our Augusta mill, partly offset by the temporary idling of the Amos and Baie-Comeau paper mills;
•lower energy prices ($6 million); and
•higher contribution from our internal power generation facilities ($5 million).
Selling, general and administrative expenses
SG&A expenses decreased by $12 million in the year, mainly due to lower headcount and travel and entertainment expenses.
2019 vs. 2018
As of the second quarter of 2020, the results from our newsprint and specialty papers operations have been combined to form the paper reportable segment. For a variance analysis of our 2019 vs. 2018 results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Segment Earnings – Newsprint – 2019 vs. 2018,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Segment Earnings– Specialty Papers – 2019 vs. 2018,” of our 2019 Annual Report.

CORPORATE AND OTHER
Highlights

	Years Ended December 31,
(In millions)	2020	2019	2018
Cost of sales, excluding depreciation, amortization and distribution costs	$(34)	$(23)	$(12)
Depreciation and amortization	(15)	(20)	(25)
Selling, general and administrative expenses	(38)	(23)	(33)
Closure costs, impairment and other related charges	(53)	(18)	(121)
Net gain on disposition of assets	11	2	145
Operating loss	(129)	(82)	(46)
Interest expense	(34)	(31)	(47)
Non-operating pension and other postretirement benefit credits	—	47	50
Other (expense) income, net	(4)	(22)	5
Income tax provision	(51)	(58)	(152)
Net loss including noncontrolling interest	$(218)	$(146)	$(190)
The table below shows the reconciliation of net loss including noncontrolling interest to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected annual financial information” above.

	Years Ended December 31,
(In millions)	2020	2019	2018
Net loss including noncontrolling interest	$(218)	$(146)	$(190)
Interest expense	34	31	47
Income tax provision	51	58	152
Depreciation and amortization	15	20	25
EBITDA	(118)	(37)	34
Closure costs, impairment and other related charges	53	18	121
Inventory write-downs related to closures	25	13	(1)
Start-up costs	3	—	8
Net gain on disposition of assets	(11)	(2)	(145)
Non-operating pension and other postretirement benefit credits	—	(47)	(50)
Other expense (income), net	4	22	(5)
Adjusted EBITDA	$(44)	$(33)	$(38)

2020 vs. 2019
Cost of sales, excluding depreciation, amortization and distribution costs
COS was $34 million in 2020, mainly reflecting:
•write-downs of mill stores and other supplies inventory ($25 million) related to the temporary idling of our Amos and Baie-Comeau paper mills; and
•start-up costs ($3 million) for the El Dorado sawmill.
In 2019, we incurred COS of $23 million, which included:
•write-downs of mill stores and other supplies inventory ($13 million) related to the indefinite idling of our paper mill at Augusta; and
•asset preservation costs ($5 million), mainly related to our indefinitely idled Thorold (Ontario) paper mill and our permanently closed Fort Frances (Ontario) mill.
Depreciation and amortization
Depreciation and amortization was $5 million lower in 2020 as the integrated business management software was fully depreciated in the fourth quarter of 2019 ($4 million).
Selling, general and administrative expenses
SG&A expenses increased by $15 million in 2020, mainly due to higher incentive plan expense, which is based on company performance, and higher stock-based compensation expense.
Closure costs, impairment and other related charges
In 2020, we recorded closure costs, impairment and other related charges of $55 million, related to the temporary idling of our Amos and Baie-Comeau paper mills, including: accelerated depreciation charges of $38 million, and severance and other costs of $17 million.
This compares to closure costs, impairment and other related charges of $18 million in 2019, related to the indefinite idling of our paper mill at Augusta, including: severance and other costs of $10 million; and accelerated depreciation charges of $8 million.
Net gain on disposition of assets
In 2020, we recorded a net gain on disposition of assets of $11 million, compared to $2 million in 2019, which reflected: the sale of the Augusta paper mill for total cash consideration of $10 million, resulting in a net gain of $9 million; and the sale of the Thorold paper mill for total cash consideration of $4 million, resulting in a net gain of $2 million.
2019 vs. 2018
For a variance analysis of our 2019 vs. 2018 results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Corporate and Other – 2019 vs. 2018,” of our 2019 Annual Report.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, cash flows provided by operations, and our credit facilities: to fund our operations; to make pension contributions; and to finance our working capital, capital expenditures, duty cash deposits and opportunities for our growth and transformation strategy. In addition, from time to time we may use available cash to reduce debt and to return capital to shareholders, including through share repurchases or special dividends. As of December 31, 2020, we had cash and cash equivalents of $113 million and availability of $580 million under our credit facilities.
Based on our current projections, we expect to have sufficient financial resources available to finance our business plan, make pension contributions, meet working capital and duty cash deposit requirements, and maintain an appropriate level of capital spending.
Based on market conditions, we may seek to repay or refinance our outstanding indebtedness as we continue to focus on reducing costs and enhancing our flexibility.
Senior Unsecured Notes
The 2023 Notes, issued on May 8, 2013, were unsecured and guaranteed by substantially all of our U.S. subsidiaries. The 2023 Notes bear interest at a rate of 5.875%; they were sold at an offering price of 99.062% of the $600 million aggregate principal amount and began paying interest semi-annually on November 15, 2013. On January 3, 2019, we repurchased $225 million in aggregate principal amount of the 2023 Notes, pursuant to a notes purchase agreement entered into on December 21, 2018, with certain noteholders, at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. As a result of the repurchase, we recorded a net loss on extinguishment of debt of $3 million in “Other (expense) income, net” in our Consolidated Statement of Operations for the year ended December 31, 2019.
On February 2, 2021, we completed the Offering of $300 million aggregate principal amount of our 2026 Notes at an issue price of 100%. The 2026 Notes are unsecured and are guaranteed by all of our current and, subject to certain conditions, future material wholly-owned U.S. subsidiaries. The Notes mature on March 1, 2026, unless earlier redeemed or repurchased, and will be recorded in “Long-term debt” in our consolidated balance sheet at their fair value of $300 million. Interest on the notes is payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2021.

We used the net proceeds of the Offering, together with cash on hand, to redeem all of the remaining outstanding $375 million aggregate principal amount of our 2023 Notes, at a price of 100% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. In connection with the redemption of all $375 million aggregate principal amount of the 2023 Notes (or, the “Redemption”), we placed, on February 2, 2021, the net proceeds of the closing of the Offering, together with additional cash, into trust for the benefit of the holders of the 2023 Notes. The Redemption occurred on February 18, 2021.
For more information, see Note 15, “Long-Term Debt – Debt instruments – Senior Unsecured Notes,” to our Consolidated Financial Statements.
Senior Secured Credit Facility
On September 7, 2016, we entered into a senior secured credit facility for up to $185 million. This senior secured credit facility provided a term loan of $46 million with a maturity date of September 7, 2025, and a revolving credit facility of up to $139 million with a maturity date of September 7, 2022. On October 28, 2019, we entered into an amended and restated senior secured credit facility (or, the “Senior Secured Credit Facility”) for up to $360 million, replacing our existing $185 million senior secured credit facility. The Senior Secured Credit Facility provided a term loan facility of up to $180 million with a delayed draw period of up to three years, and the choice of maturities of six to 10 years (or, the “Term Loan Facility”), and a six-year revolving credit facility of up to $180 million with a maturity date of October 28, 2025 (or, the “Revolving Credit Facility”). In March 2020, we borrowed $180 million in term loans under the Term Loan Facility for 10 years, maturing in March 2030. There is also an uncommitted option to increase the Senior Secured Credit Facility by up to an additional $360 million, subject to certain terms and conditions. On October 28, 2019, we repaid our $46 million term loan by borrowing under the Revolving Credit Facility.
The obligations under the Senior Secured Credit Facility are guaranteed by certain material U.S. subsidiaries of the Company and are secured by a first priority mortgage on the real property of our Calhoun facility and a first priority security interest on the fixtures and equipment located therein.

As of December 31, 2020, we had $180 million of availability under the Revolving Credit Facility, which was undrawn.
For more information, see Note 15, “Long-Term Debt – Debt instruments – Senior Secured Credit Facility,” to our Consolidated Financial Statements.
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
As of December 31, 2020, we had $270 million of availability under the ABL Credit Facility, which was undrawn except for $56 million of ordinary course letters of credit outstanding.
Effective January 21, 2021, we reduced the commitment under the Canadian tranche of our senior secured asset-based revolving credit facility by $50 million, to $250 million, resulting in an aggregate commitment of $450 million, subject to borrowing base limitations.
For more information, see Note 15, “Long-Term Debt – Debt instruments – ABL Credit Facility,” to our Consolidated Financial Statements.
Loan Facility
On November 4, 2020, our Canadian subsidiary, Resolute FP Canada Inc., entered into a Loan Facility with Investissement Québec as lender for up to C$220 million ($173 million as of December 31, 2020), representing up to 75% of the countervailing and anti-dumping duty deposits (or, the “Duties”) imposed or expected to be imposed by the U.S. Department of Commerce and collected by Customs and Border Protection Agency (or, “U.S. Customs”) on U.S. imports of applicable softwood lumber products produced at sawmills of the Borrower and its affiliates located in the province of Quebec, Canada from April 28, 2017 to December 31, 2022.
The borrowings under the Loan Facility bear interest at a floating rate equal to 1.45% above the one-month Canadian Banker’s Acceptance rate. The Loan Facility provides for a maximum of 10 draws and the fulfillment of certain conditions upon each draw. The outstanding principal is repayable in consecutive monthly installments over a period of eight years, after an interest only period of two years from the date of the first draw. Outstanding amounts may be prepaid, partially or fully, at any time at our discretion, without premium or penalty, but subject to payment of accrued and unpaid interest. We are required to make a prepayment equal to any amounts reimbursed by U.S. Customs on account of the U.S. imports of certain softwood lumber products produced at our sawmills located in the province of Quebec, Canada (or, the “Quebec Prepayments”).
The obligations under the Loan Facility will be secured by a first priority security interest and a control agreement on certain of our bank accounts identified to receive any Quebec Prepayments. In addition, we have agreed to transfer to the designated bank accounts any amounts constituting Quebec Prepayments, and may not grant any other security interest on such bank accounts. The Loan Facility is required to be used exclusively to finance certain of our activities and obligations in the province of Quebec, Canada, and may not be used to pay or reimburse any Duties.
As of December 31, 2020, we had C$165 million ($130 million) of availability under the Loan Facility, subject to certain conditions. The Loan Facility was undrawn as of December 31, 2020.
For more information, see Note 15, “Long-Term Debt – Loan Facility,” to our Consolidated Financial Statements.

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

December 31,
	2020	2019	2018
Standard & Poor’s
Senior unsecured debt	B	B+	B+
Long-term corporate credit rating	B+	BB-	BB-
Outlook	Negative	Stable	Stable
Moody’s Investors Service
Senior unsecured debt	B2	B1	B1
Corporate family rating	B1	Ba3	Ba3
Outlook	Negative	Stable	Stable
Liquidity rating	SGL-2	SGL-1	SGL-1
On January 19, 2021, both rating outlooks were revised from negative to stable and the Moody’s liquidity rating was upgraded to SGL-1.
Flow of Funds
Summary of cash flows
A summary of cash flows for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Years Ended December 31,
(In millions)	2020	2019	2018
Net cash provided by operating activities	$334	$85	$435
Net cash (used in) provided by investing activities	(297)	(162)	146
Net cash provided by (used in) financing activities	78	(228)	(281)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	2	2	(4)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$117	$(303)	$296
2020 vs. 2019
Net cash provided by operating activities
We generated $334 million of cash from operating activities in 2020, compared to $85 million last year. The increase is attributable to higher profitability, a favorable working capital variance in the current period, and lower pension contributions.
Net cash used in investing activities
We used $297 million of cash in investing activities in 2020, compared to $162 million in the prior year. The difference reflects:
•the acquisition of the U.S. Sawmill Business, net of cash acquired, in the current period ($172 million); and
•higher countervailing and anti-dumping duty cash deposits ($29 million);

offset in part by:
•lower capital expenditures ($35 million) and higher disposition of assets ($11 million); and
•proceeds from an insurance recovery related to our acquisition of Atlas in 2015 ($15 million), in the current period.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $78 million in 2020, compared to cash used in financing activities of $228 million in 2019. The difference reflects:
•proceeds from long term debt of $180 million in 10-year term loans under the Senior Secured Credit Facility to finance the acquisition of the U.S. Sawmill Business, whereas in the year ago period we repurchased $225 million in aggregate principal amount of our 2023 Notes and repaid our $46 million term loan;
partly offset by:
•repayments of $71 million under our revolving credit facilities in the current year, compared to borrowings of $71 million in the prior year.
2019 vs. 2018
For a variance analysis of our 2019 vs. 2018 cash flows, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Flow of Funds – 2019 vs. 2018,” of our 2019 Annual Report.
2021 outlook
For 2021, we expect to invest $95 million in capital expenditures, net of funding under existing business development programs, including: $10 million for the recently acquired U.S. Sawmill Business; and investments for the cellulose filament plant in Kénogami, and for the improvement of productivity and yields at our sawmills.
Countervailing duty and anti-dumping investigations of softwood lumber
We became required to pay cash deposits for estimated countervailing duties and anti-dumping duties on the vast majority of our U.S. imports of softwood lumber products produced at our Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. As of December 31, 2020, the rates for these estimated countervailing duties and anti-dumping duties were 19.10% and 1.15%, respectively. Based on our current operating parameters, the cash deposits could be as high as $80 million per year.
For additional information, see Part I, Item 1A, “Risk Factors – Legal and Compliance Risks – We are subject to countervailing and anti-dumping duty orders on the vast majority of our U.S. imports of softwood lumber products produced at our Canadian sawmills, which could materially affect our operations and cash flows,” of this Form 10‑K, and Note 18, “Commitments and Contingencies – Legal matters – Countervailing duty and anti-dumping investigations of softwood lumber,” to our Consolidated Financial Statements.

Employee Benefit Plans
Pension and OPEB plans
In 2020, we contributed $91 million to our defined benefit pension plans and $17 million to our defined contribution pension plans, while recognizing a $19 million cost in aggregate, before special events. We also made payments of $11 million to OPEB plans, while recognizing a $5 million credit to the net periodic benefit cost, before special events.
In December 2020, the pension plan of the Thorold paper mill, which was indefinitely idled in 2017 and sold in 2020, was wound-up following the approval of the pension benefits distribution and assets liquidation. This resulted in the conversion of the buy-in annuity contract to a buy-out contract, and the recognition of a settlement loss of $28 million in "Non-operating pension and other postretirement benefit credits" in our Consolidated Statements of Operations for the year ended December 31, 2020, and the reduction of both pension plan assets and pension benefit obligations by $98 million.
For 2021, we expect to make approximately $102 million of contributions to our defined benefit pension plans, $17 million to our defined contribution pension plans, and $12 million to OPEB plans. The expected $11 million increase in defined benefit pension plan contributions is mainly a result of the substantial drop in discount rates from prior years.
For 2021, we expect to expense approximately $17 million of defined contribution pension plan costs, with a defined benefit pension cost of $17 million and a $6 million credit for our defined benefit OPEB plans. The expected $15 million increase in pension plan expenses from 2020 is mainly explained by higher amortization of actuarial gains and losses, mostly as a result of the substantial drop in discount rates from prior years.
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
Ontario plans
Since January 1, 2019, all of our Ontario pension plans are subject to the Ontario Pension Benefits Act (or, the “PBA”), which is the pension plan funding regime generally applicable to pension plans in that province. The PBA provides for funding pension fund deficits on a going concern basis, or on a solvency basis if the solvency funded status of a pension plan is below 85%.
Funding deficit calculation
The assumptions used to calculate the pension funding deficit are materially different from the assumptions used to determine the net pension obligations for purposes of our Consolidated Financial Statements.
The funding deficit calculation of our Quebec pension plans is subject to Quebec’s SPPA, which provides for the funding of pension deficits on a going concern basis. The funding deficit calculation of our Ontario pension plans is subject to Ontario’s PBA, which provides for the funding of pension fund deficits on a going concern basis, or on a solvency basis if the solvency funded status of a pension plan is below 85%. Under a going concern basis, the liabilities are calculated on the assumption that the plans will continue to operate indefinitely, and the liabilities are discounted using a rate determined by a model that develops an expected long-term return on assets, based on the asset mix of the plans as of the actuarial valuation date. The liabilities also include a provision for adverse deviation. Under a solvency basis, the liabilities are calculated on the assumption that the plans are terminated at the measurement date, and the liabilities are discounted primarily using a specified annuity purchase rate, which is the spot interest rate on government securities in Canada plus a prescribed margin at the measurement date.
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
The weighted-average discount rate, funded ratio, and deficit of the pension plans for both accounting and funding purposes for the years ended December 31, 2020 and 2019, were as follows:

	Accounting		Funding
	December 31,		December 31,
(In millions, except percentages)	2020	2019	2020	(1)	2019	(2)
Discount rate	2.5%	3.0%	5.1%		5.6%
Funded ratio	73%	74%	86%		88%
Deficit	$(1,440)	$(1,326)	$(629)		$(497)
(1)Determined on a going concern basis for Canadian plans, and on a 25-year average interest rate basis for U.S. plans, and assuming actuarial valuations performed for all plans on December 31, 2020.
(2)Determined on a going concern basis for Canadian plans, and on a 25-year average interest rate basis for U.S. plans.
Additional undertakings
Our principal Canadian subsidiaries had entered into certain undertakings with the Government of Ontario and Quebec, which expired in 2015 and 2016, respectively. The expiration of those undertakings did not eliminate ongoing obligations we incurred under the terms of those undertakings prior to their expiration, including the undertaking requiring us to make an additional solvency deficit reduction contribution to our pension plans of C$75, payable over four years, for each metric ton of capacity reduced in Quebec or Ontario, in the event of downtime of more than six consecutive months or nine cumulative months over a period of 18 months. Accordingly, we made additional contributions for past capacity reductions of C$4 million and C$2 million in 2019 and 2020, respectively. The 2020 contribution was the last one required to be made in respect of these undertakings.
Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or, the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to C$150 million ($118 million), would have to be funded if we do not obtain the relief sought. The hearing in this matter could occur in 2021.
Share Repurchase Program
On March 2, 2020, our board of directors authorized a share repurchase program of up to 15% of our common stock, for an aggregate consideration of up to $100 million. During the year ended December 31, 2020, we repurchased 6.9 million shares at a cost of $30 million under this program. During the year ended December 31, 2019, we repurchased 4.8 million shares at a cost of $24 million under our $150 million share repurchase program, which was completed in 2019. We did not repurchase any shares during 2018.
Dividends
We declared and paid a special dividend of $1.50 per share ($136 million) on our common stock in 2018. We did not declare or pay any dividends on our common stock during the years ended December 31, 2020 and 2019.

Contractual Obligations
As of December 31, 2020, the Company’s contractual obligations, including payments due by period, were as follows:

(In millions)	Total	2021	2022-2023	2024-2025	2026 and thereafter
Long-term debt (1)	$656	$28	$419	$10	$199
Non-cancelable operating lease obligations (2)	82	12	19	13	38
Purchase obligations (2)	202	73	109	4	16
	$940	$113	$547	$27	$253
(1)Long-term debt obligations primarily represent interest payments and the payment of the remaining principal balance at maturity of our 2023 Notes, assuming no prior redemptions. Interest on our credit facility borrowings is assumed to remain unchanged from the rates in effect as of December 31, 2020, assuming no additional borrowings or repayments until maturity. Information on our long-term debt can be found in “Note 15, “Long-Term Debt,” to our Consolidated Financial Statements. The 2023 Notes were redeemed subsequent to year-end, see Note 23, “Subsequent Events,” to our Consolidated Financial Statements.
(2)Information on our operating leases and purchase obligations can be found in Note 12, “Operating Leases” and Note 18, “Commitments and Contingencies – Commitments,” to our Consolidated Financial Statements.
The above table excludes the future obligations under our pension and OPEB plans due to the uncertainty in the timing and amount of future payments. Information on our pension and OPEB plans can be found in “Note 16, “Pension and Other Postretirement Benefit Plans,” to our Consolidated Financial Statements.
RECENT ACCOUNTING GUIDANCE
New accounting pronouncements adopted in 2020
See Note 2, “Summary of Significant Accounting Policies – New accounting pronouncements adopted in 2020,” to our Consolidated Financial Statements for more information.
Accounting pronouncements not yet adopted as of December 31, 2020
See Note 2, “Summary of Significant Accounting Policies – Accounting pronouncements not yet adopted as of December 31, 2020,” to our Consolidated Financial Statements for more information.
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

Pension and OPEB obligations
Description of accounts impacted by the accounting estimates
We record pension and OPEB obligations, net of pension plan assets that may be considered material to our financial position. We also record net periodic benefit cost (credit) associated with these net obligations as our employees render service. As of December 31, 2020, we had pension and OPEB obligations aggregating $5,382 million and accumulated pension plan assets at fair value of $3,806 million. In 2020, we recorded a net periodic benefit cost of $15 million.
Judgments and uncertainties involved in the accounting estimates
The following inputs are used to determine our net obligations and our net periodic benefit cost (credit) each year and the determination of these inputs requires judgment:
•discount rate – used to determine the net present value of our pension and OPEB obligations and to determine the interest cost component of our net periodic benefit cost (credit). The discount rate for our domestic and foreign plans was determined with a model that develops a hypothetical high-quality bond portfolio, where the bonds are theoretically purchased to settle the expected benefit payments of the plans. The discount rate reflects the single rate that produces the same discounted values as the value of the theoretical high-quality bond portfolio;
•return on assets – used to estimate the growth in the value of invested assets that are available to satisfy pension benefit obligations and to determine the expected return on plan assets component of our net periodic pension benefit cost (credit). In determining the expected return on assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio;
•life expectancy rate – used to estimate the impact of life expectancy on our pension and OPEB obligations. In determining the life expectancy rate of our domestic and foreign plans, we used the most recent actuarially-determined mortality tables and improvement scales. For the foreign plans, the mortality tables were adjusted with the result of our historical mortality experience study. The rates used are consistent with our future expectations of life expectancy for the employees who participate in our pension and OPEB plans;
•rate of compensation increase – used to calculate the impact future pay increases will have on our pension obligations. In determining the rate of compensation increase, we reviewed historical salary increases and promotions, while considering current industry conditions, the terms of collective bargaining agreements with our employees and the outlook for our industry; and
•health care cost trend rate – used to calculate the impact of future health care costs on our OPEB obligations. For the health care cost trend rate, we considered historical trends for these costs, as well as recently enacted healthcare legislation.
Effect if actual results differ from assumptions
Variations in assumptions could have a significant effect on the net periodic benefit cost and pension and OPEB obligations reported in our Consolidated Financial Statements. For example, a 25 basis point change in any one of these assumptions would have increased (decreased) our net periodic benefit cost for our pension and OPEB plans and our pension and OPEB obligations as follows:

	2020 Net Periodic Benefit Costs		Pension and OPEB Obligations as of December 31, 2020
(In millions)	25 Basis Point Increase	25 Basis Point Decrease	25 Basis Point Increase	25 Basis Point Decrease
Assumption:
Discount rate	$—	$1	$(128)	$141
Return on assets	$(9)	$9	$—	$—
Rate of compensation increase	$—	$—	$2	$(2)
Health care cost trend rate	$—	$—	$1	$(1)
As of December 31, 2020, the most significant change in our assumptions affecting our pension and OPEB obligations was a decrease in the discount rate to 2.5% from 3.0% as of December 31, 2019, resulting in an actuarial loss of $285 million and a corresponding increase in our pension and OPEB obligations.

The net periodic benefit cost of our pension plans incorporates an expected return on plan assets and not the actual return on plan assets. The difference between the expected and actual return on plan assets resulted in an actuarial gain of $15 million in 2020.
These net actuarial losses of $244 million in 2020, before tax, were recorded in “accumulated other comprehensive loss” and will be amortized into our Consolidated Statements of Operations in future years, including approximately $77 million in 2021.
Deferred income tax assets
Description of accounts impacted by the accounting estimates
We have net deferred income tax assets of $915 million recorded in our Consolidated Balance Sheet as of December 31, 2020, all of which is related to our Canadian operations; and a full valuation allowance is recorded against our U.S. net deferred income tax assets. Our net deferred income tax assets are primarily comprised of:
U.S.:
•deferred income tax assets of $804 million, of which $544 million is for federal and state net operating loss carryforwards expiring between 2021 and 2040; $103 million for federal and state net operating loss and deduction limitation carryforwards with no expiry; and $157 million for other temporary differences, mostly related to pension and OPEB plans;
•deferred income tax liabilities of $67 million, mostly related to tax accelerated depreciation on fixed assets; and
•a valuation allowance of $737 million against the net deferred income tax assets, which are not more likely than not to be realized in the future;
Canada:
•deferred income tax assets of $981 million, comprised of $195 million related to undeducted research and development expenditures with no expiry; $78 million for tax credit carryforwards expiring between 2022 and 2040; $12 million for federal and provincial net operating loss carryforwards expiring between 2028 and 2039; as well as $696 million for other temporary differences, mostly related to fixed asset undepreciated capital costs with no expiry, as well as pension and OPEB plans;
•deferred income tax liabilities of $30 million for various temporary differences; and
•a valuation allowance of $36 million, virtually all of which is related to net capital loss carryforwards with no expiry.
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
Following the assessment of our ability to realize the deferred income tax assets of our U.S. operations, we concluded that existing negative evidence outweighed positive evidence. As a result, we recognized a full valuation allowance against our net U.S. deferred income tax assets. The historical operating losses of our U.S. operations limited our ability to consider other subjective positive evidence. A valuation allowance does not reduce our underlying tax attributes, nor hinders our ability to use them in the future. If, in the future, sufficient objective positive evidence becomes available such that, based on the weight of available evidence, it is determined to be more likely than not that some or all of the deferred income tax assets associated with our U.S. operations can be realized, the valuation allowance will be reduced as appropriate, with the related adjustment being recognized as a decrease to the income tax provision.
The positive evidence for our Canadian operations, which included a review of historical cumulative earnings and our forecasted future earnings, resulted in the conclusion by management that no significant valuation allowances were required for our deferred income tax assets, as they were determined to be more likely than not to be realized.
The Company calculates its income tax provision for the period based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on actual filed income tax returns are recorded when identified.

Tax benefits related to uncertain tax positions are recorded when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the relevant tax authority. The amount of tax benefit recognized may differ from the amount taken or expected to be taken on a tax return. These differences represent unrecognized tax benefits and are reviewed at each reporting period based on facts, circumstances and other available evidence. We have unrecognized tax benefits of $28 million as of December 31, 2020. As income tax legislation and regulations are complex and subject to interpretation, our tax positions could be challenged by tax authorities.
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
Long-lived assets
Description of accounts impacted by the accounting estimates
We have long-lived assets recorded in our Consolidated Balance Sheet of $1,564 million as of December 31, 2020. These long-lived assets include fixed assets, net, amortizable intangible assets, net, and operating lease right-of-use assets. In 2020, we recorded depreciation and amortization of $169 million and accelerated depreciation charges of $38 million related to fixed assets and amortizable intangible assets. Depreciation and amortization and accelerated depreciation charges are based on accounting estimates.
The unit of accounting for impairment testing for long-lived assets is its group, see Note 2, “Summary of Significant Accounting Policies – Impairment of long-lived assets,” to our Consolidated Financial Statements. The unit of accounting for the depreciation and amortization of long-lived assets is at a lower level, either as a group of closely-related assets or at an individual asset level. The cost of a long-lived asset is amortized over its estimated remaining useful life, which is subject to change based on events and circumstances or management’s intention for the use of the asset.
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
As a result of operating income observed, the Company performed an impairment test as of November 30, 2020, on one of its long-lived asset groups. The Company performed a Step 1 test which compares the carrying values of the asset group to its estimated future undiscounted cash flows. The undiscounted cash flows exceeded the carrying value of the asset group by a substantial margin, so no impairment was recognized.
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
Business Combination
Description of accounts impacted by the accounting estimates
On February 1, 2020, we acquired from Conifex Timber Inc. the U.S. Sawmill Business, which produces construction-grade dimensional lumber and decking products from locally sourced southern yellow pine for distribution within the U.S.
At Acquisition Date, we recognized fixed assets of $114 million, amortizable intangible assets of $21 million, goodwill of $31 million and other assets, net of other liabilities, of $7 million.
We account for business combinations using the acquisition method as of the date control is transferred to us. Under this approach, identifiable assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. Any amount of the purchase price paid that is in excess of the estimated fair values of net identifiable assets acquired is recorded in “Goodwill” in our Consolidated Balance Sheets. In determining the estimated fair values of identifiable assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods such as income, cost and market approaches. We utilized both the cost and market approaches to value fixed assets, which consider external transactions and other comparable transactions, estimated replacement and reproduction costs, and estimated useful lives and consideration for physical, functional and economic obsolescence. We utilized the income approach to value intangible assets, which considers the present value of the net cash flows expected to be generated by the intangible assets, and excluding cash flows related to contributory assets. Valuations are performed by management or independent valuation specialists under management’s supervision, where appropriate.
Judgments and uncertainties involved in the accounting estimates
The judgments made in determining the estimated fair value assigned to the long-lived assets acquired and goodwill, as well as the estimated useful life of the long-lived assets, could impact the net income of the periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future.
At Acquisition Date, we identified amortizable intangible assets primarily related to customer relationships. In determining the estimated fair value for intangible assets, we used the income approach through a multi-period excess earning method. Estimates that are sensitive to the determination of the fair value of acquired customer intangibles include revenue stream and economic life of each customer relationship, growth or attrition of the existing customers, forecasted revenues and operating expenses, contributory asset charges and discount rates, all of which can have a material impact on the estimated fair values of customer relationship intangible assets.

Other significant judgments include the estimated fair value of fixed assets. We utilized both the cost and the market approaches in the estimation of fair value of fixed assets. Estimates that are sensitive to the determination of the fair value of fixed assets include external transactions and other comparable transactions, estimated replacement and reproduction costs, and estimated useful lives and consideration for physical, functional and economic obsolescence.
We believe that the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that a marketplace participant would use. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement.
Effect if actual results differ from assumptions
During the measurement period, we have recorded adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Final determination of the estimated fair values of assets acquired or liabilities assumed has been completed and as such, any subsequent adjustments would be recorded in our Consolidated Statements of Comprehensive (loss) income.
SUPPLEMENTAL OBLIGOR GROUP INFORMATION
The following information is presented in accordance with Rule 13-01 of Regulation S-X adopted in 2020, and the public information requirements of Rule 144 promulgated pursuant to the Securities Act of 1933, as amended, in connection to the 2023 Notes issued by Resolute Forest Products Inc. (or, the “Issuer”) and fully guaranteed, on a joint and several basis, by all of our existing and subsequently acquired or organized direct or indirect wholly-owned U.S. subsidiaries that guarantee the ABL Credit Facility as further defined below (or, the “Guarantor Subsidiaries”) (together, the “Obligor Group”). The 2023 Notes are not guaranteed by our foreign subsidiaries (or, the “Non-Guarantor Subsidiaries”). The 2023 Notes were redeemed subsequent to December 31, 2020, and are no longer outstanding, see Note 23, “Subsequent Events,” to our Consolidated Financial Statements.
The following summarized financial information of the Obligor Group is presented on a combined basis, with all intercompany transactions between the Issuer and the Guarantor Subsidiaries eliminated and excluding any earnings from and investments in the Non-Guarantor Subsidiaries. Financial information of the Non-Guarantor Subsidiaries is not included.
Summarized financial information for the year ended December 31, 2020 was as follows:

(In millions)
Sales (1)	$2,542
Operating loss	$(116)
Net loss	$(126)
(1)Includes $41 million of sales to the Non-Guarantor Subsidiaries.
Summarized financial information as of December 31, 2020 was as follows:

(In millions)
Total current assets	$448
Total long-term assets	$958
Total current liabilities (1)	$800
Total long-term liabilities	$969
(1)Includes accounts payable to the Non-Guarantor Subsidiaries of $676 million.
The 2023 Notes are unsecured and effectively junior to indebtedness under each of the ABL Credit Facility, the Senior Secured Credit Facility, and the Loan Facility, to the extent of the value of the collateral securing each indebtedness and to future secured indebtedness. In addition, the 2023 Notes are structurally subordinated to all existing and future liabilities of our Non-Guarantor Subsidiaries, including the Loan Facility.

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
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The actual impact of these changes depends primarily on the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues, but we cannot predict the magnitude or direction of this effect for any period, and there can be no assurance of any future effects. In 2019 and 2020, the Canadian dollar fluctuated between a low of US$1.27 in December of 2020 and a high of US$1.45 in March of 2020. Based on operating projections for 2021, if the Canadian dollar strengthens by one cent against the U.S. dollar, we expect that it will decrease our annual operating income by approximately $16 million, and vice versa.
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
Product Price Risk
Historically, economic and market shifts, fluctuations in capacity, and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for our products. In general, our products, other than tissue, are commodities that are widely available from other producers; because these products have few distinguishing qualities from producer to producer, competition is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture, and consequently our sales and profitability, reflect fluctuations in end user demand. The demand for some of our products has weakened significantly over the past decade. For example, over the 10 years ended December 31, 2020, according to industry statistics, North American newsprint demand fell by 69%. This trend, which similarly affects our specialty paper, is expected to continue as a result of developments in non-print media, lower North American newspaper circulation, weaker paper-based advertising, grade substitution and conservation measures taken by publishers and retailers. Without change in capacity, the lower demand in relation to supply can cause downward pressure on price.
In the table below, we show the impact of a $25 change to the average transaction price per unit of our products, other than tissue, based on our operating configuration as of December 31, 2020. This presentation measures only the impact of pricing and items directly related to price, and assumes that every other factor is held constant.

PRODUCT		Projected change in annualized operating income ($ millions) based on $25 change in price per unit
Market pulp	$ / metric ton	29
Wood products	$ / thousand board feet	48
Paper	$ / metric ton	38

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
Credit Risk
We are exposed to credit risk on the accounts receivable from our customers. In order to manage our credit risk, we have adopted policies, which include the analysis of the financial position of our customers and the regular review of their credit limits. The credit limits are dynamically reviewed based on fluctuations in the customers’ financial results and payment behavior. These customer credit limits are critical inputs in determining the conditions under which credit is extended to customers to reduce exposure to losses. We also subscribe to credit insurance and, in some cases, require bank letters of credit. Our customers are mainly in the business of newspaper publishing, advertising, printing, paper converting, consumer products, as well as lumber wholesale and retail.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions of U.S. dollars, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Sales	$2,800	$2,923	$3,756
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	2,010	2,198	2,549
Depreciation and amortization	169	167	212
Distribution costs	344	389	475
Selling, general and administrative expenses	136	136	165
Closure costs, impairment and other related charges	53	18	121
Net gain on disposition of assets	(11)	(2)	(145)
Operating income	99	17	379
Interest expense	(34)	(31)	(47)
Non-operating pension and other postretirement benefit credits	—	47	50
Other (expense) income, net	(4)	(22)	5
Income before income taxes	61	11	387
Income tax provision	(51)	(58)	(152)
Net income (loss) including noncontrolling interest	10	(47)	235
Net income attributable to noncontrolling interest	—	—	—
Net income (loss) attributable to Resolute Forest Products Inc.	$10	$(47)	$235
Net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$0.12	$(0.51)	$2.57
Diluted	$0.12	$(0.51)	$2.52
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	86.1	91.4	91.3
Diluted	86.4	91.4	93.3
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions of U.S. dollars)

	Years Ended December 31,
	2020	2019	2018
Net income (loss) including noncontrolling interest	$10	$(47)	$235
Other comprehensive loss:
Unamortized prior service costs
Change in unamortized prior service costs	(17)	(12)	(25)
Income tax benefit	—	—	1
Change in unamortized prior service costs, net of tax	(17)	(12)	(24)
Unamortized actuarial losses
Change in unamortized actuarial losses	(156)	(273)	(194)
Income tax benefit	38	55	51
Change in unamortized actuarial losses, net of tax	(118)	(218)	(143)
Foreign currency translation	—	1	(1)
Other comprehensive loss, net of tax	(135)	(229)	(168)
Comprehensive (loss) income including noncontrolling interest	(125)	(276)	67
Comprehensive loss attributable to noncontrolling interest	—	—	—
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(125)	$(276)	$67
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(In millions of U.S. dollars, except per share amount)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$113	$3
Accounts receivable, net:
Trade	230	273
Other	48	76
Inventories, net	462	522
Other current assets	47	33
Total current assets	900	907
Fixed assets, net	1,441	1,459
Amortizable intangible assets, net	63	48
Goodwill	31	—
Deferred income tax assets	915	915
Operating lease right-of-use assets	60	61
Other assets	320	236
Total assets	$3,730	$3,626
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$369	$342
Current portion of long-term debt	2	1
Current portion of operating lease liabilities	9	8
Total current liabilities	380	351
Long-term debt, net of current portion	559	448
Pension and other postretirement benefit obligations	1,562	1,460
Operating lease liabilities, net of current portion	55	57
Other liabilities	92	75
Total liabilities	2,648	2,391
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 120.6 million shares issued and 80.8 million shares outstanding as of December 31, 2020; 119.5 million shares issued and 86.7 million shares outstanding as of December 31, 2019	—	—
Additional paid-in capital	3,804	3,802
Deficit	(1,235)	(1,245)
Accumulated other comprehensive loss	(1,314)	(1,179)
Treasury stock at cost, 39.8 million shares and 32.8 million shares as of December 31, 2020 and 2019, respectively	(174)	(144)
Total Resolute Forest Products Inc. shareholders’ equity	1,081	1,234
Noncontrolling interest	1	1
Total equity	1,082	1,235
Total liabilities and equity	$3,730	$3,626
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions of U.S. dollars)

	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2017	$—	$3,793	$(1,294)	$(780)	$(120)	$1	$1,600
Share-based compensation, net of withholding taxes	—	6	—	—	—	—	6
Net income	—	—	235	—	—	—	235
Special dividend	—	3	(141)	—	—	—	(138)
Reclassification of stranded income tax	—	—	2	(2)	—	—	—
Stock unit awards vested (0.6 million shares), net of shares forfeited for employee withholding taxes (Note 20)	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(168)	—	—	(168)
Balance as of December 31, 2018	—	3,802	(1,198)	(950)	(120)	1	1,535
Net loss	—	—	(47)	—	—	—	(47)
Purchase of treasury stock (4.8 million shares) (Note 19)	—	—	—	—	(24)	—	(24)
Stock unit awards vested (0.7 million shares), net of shares forfeited for employee withholding taxes (Note 20)	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(229)	—	—	(229)
Balance as of December 31, 2019	—	3,802	(1,245)	(1,179)	(144)	1	1,235
Share-based compensation, net of withholding taxes	—	2	—	—	—	—	2
Net income	—		10	—	—	—	10
Purchases of treasury stock (6.9 million shares) (Note 19)	—	—	—	—	(30)	—	(30)
Stock unit awards vested (1.0 million shares), net of shares forfeited for employee withholding taxes (Note 20)	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(135)	—	—	(135)
Balance as of December 31, 2020	$—	$3,804	$(1,235)	$(1,314)	$(174)	$1	$1,082
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of U.S. dollars)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$10	$(47)	$235
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by operating activities:
Share-based compensation	5	4	12
Depreciation and amortization	169	167	212
Closure costs, impairment and other related charges	39	8	120
Inventory write-downs related to closures	25	13	(1)
Deferred income taxes	51	58	164
Net pension contributions and other postretirement benefit payments	(87)	(125)	(144)
Net gain on disposition of assets	(11)	(2)	(145)
(Gain) loss on translation of foreign currency denominated deferred income taxes	(15)	(42)	75
Loss (gain) on translation of foreign currency denominated pension and other postretirement benefit obligations	17	43	(63)
Net planned major maintenance amortization (payments)	6	13	(20)
Changes in working capital:
Accounts receivable	80	88	(19)
Inventories	44	(27)	(46)
Other current assets	(12)	—	1
Accounts payable and accrued liabilities	16	(82)	38
Other, net	(3)	16	16
Net cash provided by operating activities	334	85	435
Cash flows from investing activities:
Cash invested in fixed assets	(78)	(113)	(155)
Acquisition of business, net of cash acquired	(172)	—	—
Disposition of assets	14	3	336
Decrease in countervailing duty cash deposits on supercalendered paper, net	—	1	48
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	(81)	(59)	(77)
Decrease (increase) in countervailing duty cash deposits on uncoated groundwood paper	—	6	(6)
Proceeds from insurance settlement	15	—	—
Other investing activities, net	5	—	—
Net cash (used in) provided by investing activities	(297)	(162)	146
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facilities	(71)	71	(144)
Payment of special dividend	—	—	(136)
Proceeds from long-term debt	180	—	—
Repayments of debt	(1)	(271)	—
Purchases of treasury stock	(30)	(24)	—
Payments of financing and credit facility fees	—	(4)	(1)
Net cash provided by (used in) financing activities	78	(228)	(281)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	2	2	(4)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$117	$(303)	$296
Cash and cash equivalents, and restricted cash:
Beginning of year	$42	$345	$49
End of year	$159	$42	$345
Cash and cash equivalents, and restricted cash at year end:
Cash and cash equivalents	$113	$3	$304
Restricted cash (included in “Other current assets”)	$4	$—	$—
Restricted cash (included in “Other assets”)	$42	$39	$41
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest, including capitalized interest of $1, $0 and $1 in 2020, 2019 and 2018, respectively	$32	$26	$40
Income taxes	$(1)	$(11)	$(1)
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation
Nature of operations
Resolute Forest Products Inc. (with its subsidiaries, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “we,” “our,” “us,” “Parent,” or the “Company”) is incorporated in Delaware. We are a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, and paper, which are marketed in over 50 countries. We own or operate some 40 facilities, as well as power generation assets, in the U.S. and Canada.
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
Consolidation
Our Consolidated Financial Statements include the accounts of Resolute Forest Products Inc. and its subsidiaries. All transactions and balances between these companies have been eliminated. All consolidated subsidiaries are wholly-owned as of December 31, 2020, with the exception of the following:

Consolidated Subsidiary	Resolute Forest Products Ownership	Partner	Partner Ownership
Forest Products Mauricie L.P.	93.2%	Coopérative Forestière du Haut Saint-Maurice	6.8%
Equity method investments
We account for our investments in companies where we have significant influence or joint control, using the equity method of accounting.
Note 2. Summary of Significant Accounting Policies
Use of estimates
In preparing our Consolidated Financial Statements in accordance with GAAP, management is required to make accounting estimates based on assumptions, judgments, and projections of future results of operations and cash flows. These estimates and assumptions affect the reported amounts of revenues and expenses during the periods presented, the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements. The most critical estimates relate to the assumptions underlying the benefit obligations of our pension and other postretirement benefit (or, “OPEB”) plans, the recoverability of deferred income tax assets, the carrying values of our long-lived assets, and the fair value estimates of the assets acquired and liabilities assumed in a business combination, including goodwill. Estimates, assumptions, and judgments are based on a number of factors, including historical experience, recent events, existing conditions, internal budgets and forecasts, projections obtained from industry research firms, and other data that management believes are reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions.
The uncertainties around the novel coronavirus (or, “COVID-19”) pandemic required the use of judgments and estimates that resulted in no significant impacts to our Consolidated Financial Statements as of and for the year ended December 31, 2020, except as disclosed in Note 5, “Closure Costs, Impairment and Other Related Charges” and Note 9, “Inventories, Net.” The future impact of the COVID-19 pandemic could generate, in future reporting periods, a significant risk of material adjustment to the carrying amounts of deferred income tax assets and long-lived assets.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Business combination
We account for business combinations using the acquisition method as of the date control is transferred to us. Under this approach, identifiable assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. Any amount of the purchase price paid that is in excess of the estimated fair values of net identifiable assets acquired is recorded in “Goodwill” in our Consolidated Balance Sheets. In determining the estimated fair values of identifiable assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods such as present value modeling and referenced market values (where available). Valuations are performed by management or independent valuation specialists under management`s supervision, where appropriate. Transaction costs are expensed as incurred in our Consolidated Statements of Operations.
Cash and cash equivalents, and restricted cash
Cash and cash equivalents generally consist of direct obligations of the U.S. and Canadian governments and their agencies, demand deposits, and other short-term, highly liquid securities with a maturity of three months or less from the date of purchase. Restricted cash consists primarily of deposits held as collateral for letters of credit.
Accounts receivable
Accounts receivable are recorded at cost, net of an allowance for expected credit losses.
Accounts receivable are subject to impairment review that is based on the aging method. Impairment is calculated based on how long a receivable has been outstanding. The Company estimates expected credit losses by considering historical credit loss experience (based on days past due), current conditions, and forward-looking factors specific to the customers and the economic environment.
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
Goodwill
Goodwill is not amortized and is tested for impairment every year at the end of November, or more frequently if events or changes in circumstances indicate a potential impairment loss. The impairment test of goodwill is performed at the reporting unit’s level.
We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill. In performing the qualitative assessment, we identify the relevant drivers of fair value of a reporting unit and the relevant events and circumstances that may have an impact on those drivers of fair value. This process involves significant judgment and assumptions including the assessment of the results of the most recent fair value calculations, the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, specific events affecting us and the business, and making the assessment on whether each relevant factor will impact the impairment test positively or negatively, and the magnitude of any such impact. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then a quantitative impairment test is performed. We can also elect to bypass the qualitative assessment and proceed directly to the quantitative impairment test.
The quantitative impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill. Significant judgment is required to estimate the fair value of a reporting unit.
We determine the fair value of a reporting unit by using the income method. Under this method, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. The assumptions used in the model requires estimating future sales volumes, selling prices and costs, changes in working capital, investments in fixed assets, and the selection of the appropriate discount rate. The assumptions used are consistent with internal projections and operating plans. Unanticipated market and macroeconomic events and circumstances may occur and could affect the exactitude and validity of management assumptions and estimates. Sensitivities of these fair value estimates to changes in assumptions are also performed.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

In the event that the net carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
Goodwill is assigned to the wood segment for the purposes of impairment testing.
We elected the optional qualitative assessment for our 2020 annual goodwill impairment test. We concluded that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. As a result, no impairment was recognized.
Leases
We engage in short and long-term leases for building, machinery, chemical equipment, rail cars and office equipment. We determine if a contract contains a lease at inception. Leases are classified as either operating leases or finance leases. Operating leases are included in “Operating lease right-of-use assets,” “Current portion of operating lease liabilities,” and “Operating lease liabilities, net of current portion,” whereas finance leases are included in “Fixed assets, net,” “Current portion of long-term debt,” and “Long-term debt, net of current portion” in our Consolidated Balance Sheets. Leases with a term of 12 months or less are not recorded in our Consolidated Balance Sheets, and are expensed over the term of the lease in our Consolidated Statements of Operations.
Operating and finance lease right-of-use assets and the related liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. Renewal and termination options are included in our lease terms when it is reasonably certain that they will be exercised. In determining the present value of lease payments, we use the implicit rate when readily determinable, or our estimated incremental borrowing rate, which is based on information available at the lease commencement date. Lease payments are expensed in our Consolidated Statements of Operations on a straight-line basis over the term of the lease.
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
Our stock incentive awards (as defined in Note 20, “Share-Based Compensation”) may be subject to market, performance and/or service conditions. For equity-based awards, the fair value of stock options is determined using a Black-Scholes option pricing formula, and the fair value of restricted stock units (or, “RSUs”), deferred stock units (or, “DSUs”) and performance stock units (or, “PSUs”) is determined based on the market price of a share of our common stock on the grant date. Liability-based awards, consisting of RSUs, DSUs, and PSUs, are initially measured based on the market price of a share of our common stock on the grant date and remeasured at the end of each reporting period, until settlement. Certain PSUs have a market condition considered in the determination of the fair value of the award, such that the ultimate number of units that vest will be

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

determined in part by total shareholder return relative to a group of peer companies. The fair value of those PSUs is determined using a Monte Carlo simulation model.
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
Derivatives financial instruments
We regularly enter into derivative financial instruments to manage our commodities price risk. These derivative instruments are not designated as hedging instruments and are recorded as either other assets or other liabilities at fair value in our Consolidated Balance Sheets. Changes in fair value are recognized in “Other (expenses) income, net” in our Consolidated Statements of Operations.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Net income (loss) per share
We calculate basic net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders by dividing our net income (loss) by the basic weighted-average number of outstanding common shares. We calculate diluted net income per share attributable to Resolute Forest Products Inc. common shareholders by dividing our net income by the basic weighted-average number of outstanding common shares, as adjusted for dilutive potential common shares using the treasury-stock method. To calculate diluted net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders, securities that could have potentially dilutive effect on the weighted average number of outstanding common shares include all or a portion of outstanding stock options, RSUs, DSUs and PSUs.
New accounting pronouncements adopted in 2020
ASU 2016-13 “Measurement of Credit Losses on Financial Instruments”
Effective January 1, 2020, we adopted on a modified retrospective basis Accounting Standards Update (or, “ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments,” issued by the Financial Accounting Standards Board (or, the “FASB”) in 2016 and amended in 2018 by ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” which introduces the current expected credit losses model in the estimation of credit losses on financial instruments. The adoption of this new accounting guidance did not impact the opening deficit balance as of January 1, 2020. As a result of the adoption of ASU 2016-13, our accounts receivable accounting policy was updated accordingly.
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
Accounting pronouncements not yet adopted as of December 31, 2020
ASU 2019-12 “Simplifying the Accounting for Income Taxes”
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which removes the specific exceptions to the general principles in ASC 740, “Income Taxes,” and clarifies certain aspects of the existing guidance. This update is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption being permitted as of the beginning of an interim or annual reporting period. All amendments to this ASU must be adopted in the same period on a prospective basis, with certain exceptions. We do not expect this accounting guidance to materially impact our results of operations or financial position.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 3. Business Acquisition
On February 1, 2020 (or, the “Acquisition Date”), we acquired from Conifex Timber Inc. all of the equity securities and membership interests in certain of its subsidiaries, the business of which consists mainly in the operation of three sawmills and related assets in Cross City (Florida) and in Glenwood and El Dorado (Arkansas) (or, the “U.S. Sawmill Business”). The U.S. Sawmill Business acquired produces construction-grade dimensional lumber and decking products from locally sourced southern yellow pine for distribution within the U.S. This acquisition diversified our lumber production, and increased our operating capacity in the U.S. South.
The fair value of the consideration, paid in cash, for the U.S. Sawmill Business acquired is $173 million. The acquisition is structured as an asset purchase for tax purposes, but treated as a business combination for accounting purposes.
The following table summarizes our final allocation of the purchase price to the fair values of assets acquired and liabilities assumed at the Acquisition Date:

(In millions)
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
(2)Amortizable intangible assets identified relate to customer relationships, which have a weighted-average useful life of 10 years. The fair value of the customer relationships was determined using the income approach through an excess earnings analysis discounted at a rate of 12.6%.
(3)Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized and is mostly attributable to the U.S. Sawmill Business’s assembled workforce and synergies expected from combining our operations with the U.S. Sawmill Business. Goodwill is deductible for tax purposes.
The allocation of the purchase price was based on management’s estimate of the fair values of the acquired identifiable assets and assumed liabilities using valuation techniques including income, cost and market approaches (Level 3). We utilized both the cost and market approaches to value fixed assets, which consider external transactions and other comparable transactions, estimated replacement and reproduction costs, and estimated useful lives and consideration for physical, functional and economic obsolescence. We utilized the income approach to value intangible assets, which considers the present value of the net cash flows expected to be generated by the intangible assets, and excluding cash flows related to contributory assets.
From the Acquisition Date to the year ended December 31, 2020, our consolidated financial results included sales of $137 million and net income of $43 million attributable to the U.S. Sawmill Business. The U.S. Sawmill Business results of operations are included in the wood products segment, except for the El Dorado sawmill, which was idled at the time of the acquisition, and has been restarted in the fourth quarter of 2020. In connection with the acquisition of the U.S. Sawmill Business, we also recognized transaction costs of $3 million in “Other (expense) income, net” in our Consolidated Statement of Operations for the year ended December 31, 2020.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The following unaudited pro forma information for the years ended December 31, 2020 and 2019, represents our results of operations as if the acquisition of the U.S. Sawmill Business had occurred on January 1, 2019, excluding the results of operations of the El Dorado sawmill that has been idled since October 2019 and restarted in the fourth quarter of 2020. This pro forma information does not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

(Unaudited, in millions)	2020	2019
Sales	$2,808	$3,021
Net income (loss) attributable to Resolute Forest Products Inc.	$13	$(70)
Note 4. Other (Expense) Income, Net
Other (expense) income, net for the years ended December 31, 2020, 2019 and 2018, was comprised of the following:

(In millions)	2020	2019	2018
Foreign exchange loss	$(4)	$(12)	$(2)
Insurance recovery (1)	15	—	—
Provision related to a litigation (2)	—	(23)	—
(Loss) gain on forward commodities contracts	(22)	—	4
Miscellaneous income	7	13	3
	$(4)	$(22)	$5
(1)We recorded $15 million as other income for the year ended December 31, 2020, from the settlement of an insurance claim in connection with our acquisition of Atlas Paper Holdings, Inc. (or, “Atlas”) in 2015.
(2)We accrued C$30 million of legal indemnity and interest costs for the year ended December 31, 2019, in connection with the Quebec Superior Court decision of the fair value of the shares of former dissenting shareholders of Fibrek Inc. (or, “Fibrek”) upon acquisition in 2012. See Note 18, “Commitments and Contingencies - Fibrek acquisition,” for more information.
Note 5. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges for the year ended December 31, 2020, were comprised of the following:

(In millions)	Accelerated Depreciation	Severance and Other Costs	Total
Paper mill at Amos (Quebec) (1)	$12	$5	$17
Paper mill at Baie-Comeau (Quebec) (1)	26	12	38
Other	—	(2)	(2)
	$38	$15	$53
(1)Due to the overall decrease in demand for newsprint, accelerated by the economic context surrounding the COVID-19 pandemic, the Amos and Baie-Comeau paper mills have been temporarily idled since April 2020. As a result, we reassessed the remaining useful lives of the fixed assets and recognized an accelerated depreciation charge of $38 million. We also recognized additional provisions for severance and other costs of $17 million.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Closure costs, impairment and other related charges for the year ended December 31, 2019, were comprised of the following:

(In millions)	Accelerated Depreciation	Severance and Other Costs	Total
Indefinite idling
Paper mill at Augusta (Georgia)	$8	$10	$18
Closure costs, impairment and other related charges were $121 million for the year ended December 31, 2018, including $120 million of impairment charges related to the assets from the 2015 acquisition of Atlas and its subsidiaries.
Goodwill impairment charge
Following our 2018 annual impairment test of goodwill, we determined that the carrying value of the tissue reporting unit exceeded its estimated fair value. As a result, we recorded a goodwill impairment charge of $81 million for the year ended December 31, 2018, representing the entire goodwill amount as of that date. This impairment charge resulted from cumulative losses of the tissue business and lower-than-expected projected cash flows, driven by operating and market-related factors. The fair value of the reporting unit was determined based on the present value of estimated future cash flows.
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
Note 6. Net Gain on Disposition of Assets
During 2020, we recorded a net gain on disposition of assets of $11 million, which included: the sale of the Augusta paper mill for total cash consideration of $10 million, resulting in a net gain of $9 million; and the sale of the Thorold paper mill for total cash consideration of $4 million, resulting in a net gain of $2 million.
During 2018, we recorded a net gain on disposition of assets of $145 million, which included: the sale of the paper and pulp mill at Catawba (South Carolina) for total cash consideration of $280 million, resulting in a net gain of $101 million; and the sale of the recycled bleached kraft pulp mill at Fairmont (West Virginia) for total cash consideration of $62 million, resulting in a net gain of $40 million.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 7. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the years ended December 31, 2020, 2019 and 2018, was as follows:

(In millions)	Unamortized Prior Service (Costs) Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2017	$52	$(826)	$(6)	$(780)
Other comprehensive loss before reclassifications	(5)	(162)	(1)	(168)
Amounts reclassified from accumulated other comprehensive loss (1)	(19)	19	—	—
Net current period other comprehensive loss	(24)	(143)	(1)	(168)
Reclassification of stranded income tax	—	(2)	—	(2)
Balance as of December 31, 2018	28	(971)	(7)	(950)
Other comprehensive (loss) income before reclassifications	—	(240)	1	(239)
Amounts reclassified from accumulated other comprehensive loss (1)	(12)	22	—	10
Net current period other comprehensive (loss) income	(12)	(218)	1	(229)
Balance as of December 31, 2019	16	(1,189)	(6)	(1,179)
Other comprehensive loss before reclassifications	—	(185)	—	(185)
Amounts reclassified from accumulated other comprehensive loss (1)	(17)	67	—	50
Net current period other comprehensive loss	(17)	(118)	—	(135)
Balance as of December 31, 2020	$(1)	$(1,307)	$(6)	$(1,314)
(1)See the table below for details about these reclassifications.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2020, 2019 and 2018, were comprised of the following:

(In millions)	2020	2019	2018	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(4)	$(11)	$(15)	Non-operating pension and other postretirement benefit credits (1)
Curtailment gain	(13)	(1)	—	Non-operating pension and other postretirement benefit credits (1)
Curtailment gain	—	—	(5)	Net gain on disposition of assets (1)
	—	—	1	Income tax provision
Net of tax	(17)	(12)	(19)
Unamortized Actuarial Losses
Amortization of actuarial losses	57	28	33	Non-operating pension and other postretirement benefit credits (1)
Settlement loss	28	1	1	Non-operating pension and other postretirement benefit credits (1)
Curtailment gain	—	—	(8)	Net gain on disposition of assets (1)
Settlement loss	—	—	2	Net gain on disposition of assets (1)
Other items	3	—	—
	(21)	(7)	(9)	Income tax provision
Net of tax	67	22	19
Total Reclassifications	$50	$10	$—
(1)These items are included in the computation of net periodic benefit cost (credit) related to our pension and OPEB plans summarized in Note 16, “Pension and Other Postretirement Benefit Plans.”
Note 8. Net Income (Loss) Per Share
The reconciliation of the basic and diluted net income (loss) per share for the years ended December 31, 2020, 2019 and 2018, was as follows:

(In millions, except per share amounts)	2020	2019	2018
Numerator:
Net income (loss) attributable to Resolute Forest Products Inc.	$10	$(47)	$235
Denominator:
Basic weighted-average number of Resolute Forest Products Inc. common shares outstanding	86.1	91.4	91.3
Dilutive impact of nonvested stock unit awards	0.3	—	2.0
Diluted weighted-average number of Resolute Forest Products Inc. common shares outstanding	86.4	91.4	93.3
Net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$0.12	$(0.51)	$2.57
Diluted	$0.12	$(0.51)	$2.52

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The weighted-average number of outstanding stock options and nonvested equity-classified RSUs, DSUs and PSUs (collectively, “stock unit awards”) that were excluded from the calculation of diluted net income (loss) per share, as their impact would have been antidilutive, for the years ended December 31, 2020, 2019 and 2018, was as follows:

(In millions)	2020	2019	2018
Stock options	0.9	1.0	1.2
Stock unit awards	0.6	2.1	—
Note 9. Inventories, Net
Inventories, net as of December 31, 2020 and 2019, were comprised of the following:

(In millions)	2020	2019
Raw materials	$132	$128
Work in process	46	46
Finished goods	120	164
Mill stores and other supplies	164	184
	$462	$522
In 2020, we recorded charges of $25 million for write-downs of mill stores and other supplies due to the temporary idling of the Amos and Baie-Comeau paper mills. In 2019, we recorded charges of $13 million for write-downs of mill stores and other supplies due to the indefinite idling of the Augusta paper mill. These charges were included in “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations.
Note 10. Fixed Assets, Net
Fixed assets, net as of December 31, 2020 and 2019, were comprised of the following:

(Dollars in millions)	Estimated Useful Lives (Years)			2020	2019
Land and land improvements	5	–	20	$52	$52
Buildings	10	–	40	328	313
Machinery and equipment (1)	2	–	25	2,128	2,256
Hydroelectric power plants	10	–	40	301	303
Timberlands and timberlands improvements	10	–	20	136	128
Construction in progress				100	65
				3,045	3,117
Less: Accumulated depreciation				(1,604)	(1,658)
				$1,441	$1,459
(1)Internal-use software included in fixed assets, net as of December 31, 2020 and 2019, was as follows:

(In millions)	2020	2019
Machinery and equipment	$124	$115
Less: Accumulated depreciation	(90)	(76)
	$34	$39
Depreciation expense related to internal-use software is estimated to be $14 million in 2021, $10 million in 2022, $5 million in 2023, $2 million in 2024 and $1 million in 2025.
We recorded accelerated depreciation of $38 million for the Amos and Baie-Comeau paper mills for the year ended December 31, 2020. We also recorded accelerated depreciation of $8 million for the year ended December 31, 2019, as a result of the indefinite idling of our paper mill in Augusta. See Note 5, “Closure Costs, Impairment and Other Related Charges” for more information.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Depreciation expense related to fixed assets was $163 million, $164 million, and $207 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Note 11. Amortizable Intangible Assets, Net
Amortizable intangible assets, net as of December 31, 2020 and 2019, were comprised of the following:

				2020			2019
(Dollars in millions)	Estimated Useful Lives (Years)			Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Water rights (1)	10	–	40	$19	$9	$10	$19	$8	$11
Energy contracts	15	–	25	52	21	31	52	18	34
Customer relationships (2)	10			23	3	20	2	1	1
Other				2	—	2	2	—	2
				$96	$33	$63	$75	$27	$48
(1)In order to operate our hydroelectric generation and transmission network, we draw water from various rivers in Quebec. For some of our facilities, the use of such government-owned waters is governed by water power agreements with the province of Quebec, which set out the terms, conditions, and fees (as applicable). In some cases, the agreements are contingent on the continued operation of the related paper mills and a minimum level of capital spending in the region. For our other facilities, the right to generate hydroelectricity stems from our ownership of the riverbed on which these facilities are located.
(2)In connection with our acquisition of the U.S. Sawmill Business, we identified amortizable intangible assets primarily related to customer relationships. See Note 3, “Business Acquisition” for additional information.
Amortization expense related to amortizable intangible assets was $6 million, $3 million and $5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense related to amortizable intangible assets is estimated to be $6 million for 2021 and $5 million per year for 2022, 2023, 2024 and 2025.
Note 12. Operating Leases
We have operating leases for buildings, machinery, chemical equipment, rail cars, and office equipment with remaining terms of less than one year to 22 years. These leases may include renewal options for up to 15 years.
The components of lease expense for the years ended December 31, 2020 and 2019, were as follows:

(In millions)	2020	2019
Operating lease cost	$13	$13
Variable lease cost (1)	$20	$21
(1)Variable lease cost is determined by the consumption of the underlying asset.
Operating lease expense for the year ended December 31, 2018 was $12 million.
Supplemental information related to operating leases was as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining operating lease term (in years)	10.8	11.1
Weighted-average operating lease discount rate	4.6%	4.7%

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

(In millions)	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating cash flow payments for operating lease liabilities	$12	$11
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$8	$4
The maturities of operating lease liabilities as of December 31, 2020, were as follows:

(In millions)	Operating Leases
2021	$12
2022	11
2023	8
2024	7
2025	6
2026 and thereafter	38
Total lease payments	82
Less: imputed interest	18
Total operating lease liabilities	$64
Note 13. Other Assets
Other assets include countervailing and anti-dumping duty cash deposits on softwood lumber of $194 million and $49 million, respectively, as of December 31, 2020, and of $128 million and $34 million, respectively, as of December 31, 2019. See Note 18, “Commitments and Contingencies” for more information.
Note 14. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of December 31, 2020 and 2019, were comprised of the following:

(In millions)	2020	2019
Trade accounts payable	$251	$255
Accrued compensation	76	52
Accrued interest	4	3
Pension and other postretirement benefit obligations	14	15
Income and other taxes payable	5	4
Other	19	13
	$369	$342

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 15. Long-Term Debt
Overview
Long-term debt, including current portion, as of December 31, 2020 and 2019, was comprised of the following:

(In millions)	2020	2019
5.875% senior unsecured notes due 2023:
Principal amount	$375	$375
Deferred financing costs	(2)	(3)
Unamortized discount	(1)	(1)
Total 5.875% senior unsecured notes due 2023	372	371
Term loans due 2030	180	—
Borrowings under revolving credit facilities	—	71
Finance lease obligations	9	7
Total debt	561	449
Less: Current portion of finance lease obligations	(2)	(1)
Long-term debt, net of current portion	$559	$448
Debt instruments
Senior Unsecured Notes
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
In the event of a change of control, each holder has the right to require us to repurchase all or any part of that holder’s notes at a purchase price in cash equal to 101% of the aggregate principal amount of the notes plus any accrued and unpaid interest. If we sell certain of our assets and do not use the proceeds to pay down certain indebtedness, purchase additional assets or make

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

capital expenditures, each as specified in the indenture, we must offer to purchase the notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest with the net cash proceeds from the asset sale.
The 2023 Notes are redeemable, in whole or in part, since May 15, 2017, at redemption prices equal to the principal amount plus accrued and unpaid interest. The fair value of the 2023 Notes (Level 1) was $375 million and $380 million as of December 31, 2020 and 2019, respectively.
On February 2, 2021, we completed the private offering (or, the “Offering”) of $300 million aggregate principal amount of our 4.875% senior notes due 2026 (or, the “2026 Notes”) at an issue price of 100%. We used the net proceeds of the Offering, together with cash on hand, to redeem all of the outstanding $375 million aggregate principal amount of our 2023 Notes at a price of 100% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. See Note 23, “Subsequent Events” for additional information.
Senior Secured Credit Facility
On September 7, 2016, we entered into a senior secured credit facility for up to $185 million. This senior secured credit facility provided a term loan of $46 million with a maturity date of September 7, 2025, and a revolving credit facility of up to $139 million with a maturity date of September 7, 2022. On October 28, 2019, we entered into an amended and restated senior secured credit facility (or, the “Senior Secured Credit Facility”) for up to $360 million, replacing our existing $185 million senior secured credit facility. The Senior Secured Credit Facility provided a term loan facility of up to $180 million with a delayed draw period of up to three years, and the choice of maturities of six to 10 years (or, the “Term Loan Facility”), and a six-year revolving credit facility of up to $180 million with a maturity date of October 28, 2025 (or, the “Revolving Credit Facility”). In March 2020, we borrowed $180 million in term loans under the Term Loan Facility for 10 years, maturing in March 2030. There is also an uncommitted option to increase the Senior Secured Credit Facility by up to an additional $360 million, subject to certain terms and conditions. On October 28, 2019, we repaid our $46 million term loan by borrowing under the Revolving Credit Facility.
The obligations under the Senior Secured Credit Facility are guaranteed by certain material U.S. subsidiaries of the Company and are secured by a first priority mortgage on the real property of our Calhoun (Tennessee) facility and a first priority security interest on the fixtures and equipment located therein.
Interest rates under the Senior Secured Credit Facility are based, at the Company’s election, on either a floating rate based on the London Interbank Offered Rate (or, the “LIBOR”), or a base rate, in each case plus a spread over the index. The Senior Secured Credit Facility also contains provisions for an expedited amendment procedure for replacing LIBOR if LIBOR quotes are no longer available. The base rate is the highest of (i) the prime rate; (ii) the federal funds rate plus 0.5%; and (iii) the one-month LIBOR plus 1%. The applicable spread over the index fluctuates quarterly based upon the Company’s capitalization ratio, which is defined as the ratio of the Company’s funded indebtedness to the sum of the Company’s funded indebtedness and its adjusted net worth. For loans under the Term Loan Facility, the applicable spread ranges from 1.0% to 1.5% for base rate loans, and from 2.0% to 2.5% for LIBOR loans. For loans under the Revolving Credit Facility, the applicable spread ranges from 0.5% to 1.0% for base rate loans, and from 1.5% to 2.0% for LIBOR loans. The Senior Secured Credit Facility was issued by a syndicate of lenders within the farm credit system and is eligible for patronage refunds. Patronage refunds are distributions of profits from lenders in the farm credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are made in either cash or stock, are received in the year after they were earned. Future refunds are dependent on future farm credit lender profits, made at the discretion of each farm credit lender.
In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, we are required to pay a fee in respect of unutilized commitments based on the average daily utilization for the prior fiscal quarter ranging from 0.275% to 0.325% per annum under the Revolving Credit Facility.
The outstanding principal balance under the Term Loan Facility is subject to annual payments of 5% of the initial principal amount commencing in March 2025 with the balance due at maturity in March 2030. Loans under the Revolving Credit Facility and the Term Loan Facility may be prepaid from time to time at our discretion without premium or penalty but subject to breakage costs, if any, in the case of LIBOR loans. Amounts repaid on the Term Loan Facility may not be subsequently re-borrowed. Principal amounts under the Revolving Credit Facility may be drawn, repaid, and redrawn until October 27, 2025.
Pursuant to the Senior Secured Credit Facility, we are also required to maintain (i) a capitalization ratio not greater than 45% at all times; (ii) a collateral coverage ratio of not less than 1.8:1.0; and (iii) a springing consolidated fixed charge coverage ratio of 1.0:1.0, which is triggered only when adjusted availability under the ABL Credit Facility falls below the greater of $45 million

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

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
As of December 31, 2020 we had $180 million of availability under the Revolving Credit Facility, which was undrawn; there were $46 million of borrowings as of December 31, 2019. The fair value of the Revolving Credit Facility (Level 2) approximated its carrying value as of December 31, 2019 and was bearing interest at LIBOR plus a spread of 1.63%.The fair value of the Term Loan Facility (Level 2) approximated its carrying value as of December 31, 2020, and was bearing interest at LIBOR plus a spread of 2.13%.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

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
As of December 31, 2020, we had $270 million of availability under the ABL Credit Facility, which was undrawn except for $56 million of ordinary course letters of credit outstanding. The fair value of the ABL Credit Facility (Level 2) approximated its carrying value as of December 31, 2019. There were $25 million of borrowings as of December 31, 2019, bearing interest at the base rate.
Effective January 21, 2021, we reduced the commitment under the Canadian tranche of our senior secured asset-based revolving credit facility. See Note 23, “Subsequent Events” for additional information.
Loan Facility
On November 4, 2020, our Canadian subsidiary, Resolute FP Canada Inc., entered into a secured delayed draw term loan facility (or, the “Loan Facility”) with Investissement Québec as lender for up to C$220 million ($173 million as of December 31, 2020), representing up to 75% of the countervailing and anti-dumping duty deposits (or, the “Duties”) imposed or expected to be imposed by the U.S. Department of Commerce and collected by Customs and Border Protection Agency (or, “U.S. Customs”) on U.S. imports of applicable softwood lumber products produced at sawmills of the Borrower and its affiliates located in the province of Quebec, Canada from April 28, 2017 to December 31, 2022.
The outstanding principal will be repaid in consecutive monthly installments over a period of eight years, after an interest only period of two years from the date of the first draw. Outstanding amounts may be prepaid, partially or fully, at any time at our discretion, without premium or penalty, but subject to payment of accrued and unpaid interest. We are required to make a prepayment equal to any amounts reimbursed by U.S. Customs on account of the U.S. imports of certain softwood lumber products produced at our sawmills located in the province of Quebec, Canada (or, the “Quebec Prepayments”).
The obligations under the Loan Facility will be secured by a first priority security interest and a control agreement on certain of our bank accounts identified to receive any Quebec Prepayments. In addition, we have agreed to transfer to the designated bank accounts any amounts constituting Quebec Prepayments, and may not grant any other security interest on such bank accounts. The Loan Facility is required to be used exclusively to finance certain of our activities and obligations in the province of Quebec, Canada, and may not be used to pay or reimburse any Duties.
The borrowings under the Loan Facility bear interest at a floating rate equal to 1.45% above the one-month Canadian banker’s acceptance rate. Interest will be payable on a monthly basis.
The Loan Facility provides for a maximum of 10 draws and the fulfillment of certain conditions upon each draw. We are required to pay a fee of 0.5% of the amounts drawn at the time of each draw.
The Loan Facility contains certain covenants, including, among others, a requirement that we do not move a substantial part of its assets outside the province of Quebec. The Lender reserves the right to terminate the Loan Facility in the event that we have not made any draw before June 30, 2023, subject to certain conditions. The Lender reserves the right to accelerate any outstanding amounts within 60 days of receiving notification of certain change of control events affecting us, if the Lender deems the transaction not to be in its best interest, acting reasonably.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

As of December 31, 2020, we had C$165 million (approximately $130 million) of availability under the Loan Facility, which was undrawn.
Finance lease obligations
We have finance lease obligations for machinery with maturity dates up to June 2025, and a warehouse with a maturity date of December 1, 2027 which can be renewed for 20 years at our option. Minimum monthly payments are determined by an escalatory price clause.
Debt maturities
The aggregate maturities of long-term debt as of December 31, 2020, were as follows:

(In millions)	Long-term debt
2021	$2
2022	2
2023	373
2024	1
2025	1
2026 and thereafter	182
$561
Assets pledged as collateral
The carrying value of assets pledged as collateral for our total debt obligations was $1,246 million as of December 31, 2020.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 16. Pension and Other Postretirement Benefit Plans
We have a number of defined contribution plans covering a portion of our U.S. and Canadian employees. Under the U.S. qualified defined contribution plan, employees are allowed to make contributions that we match, and most employees also receive an automatic company contribution, regardless of the employee’s contribution. The amount of the automatic company contribution, in most instances, is a percentage of the employee’s pay, determined based on age and years of service. The Canadian registered defined contribution plans provide for mandatory contributions by employees and by us, as well as opportunities for employees to make additional optional contributions and receive, in most cases, matching contributions on those optional amounts. Our expense for the defined contribution plans totaled $17 million in 2020, $18 million in 2019, and $20 million in 2018.
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
In December 2020, the pension plan of the Thorold paper mill, which was indefinitely idled in 2017 and sold in 2020, was wound-up following the approval of the pension benefits distribution and assets liquidation. This resulted in the conversion of the buy-in annuity contract to a buy-out contract, and the recognition of a settlement loss of $28 million in “Non-operating pension and other postretirement benefit credits” in our Consolidated Statements of Operations for the year ended December 31, 2020, and the reduction of both pension plan assets and pension benefit obligations by $98 million.
The following tables include both our foreign (Canada) and domestic plans. The assumptions used to measure the obligations of each of our foreign and domestic plans are not significantly different from each other, with the exception of the health care trend rates, which are presented below.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The changes in our pension and OPEB benefit obligations and plan assets for the years ended December 31, 2020 and 2019, and the funded status and reconciliation of amounts recognized in our Consolidated Balance Sheets as of December 31, 2020 and 2019, were as follows:

	Pension Plans		OPEB Plans
(In millions)	2020	2019	2020	2019
Change in benefit obligations:
Benefit obligations as of beginning of year	$5,188	$4,774	$147	$148
Service cost	14	15	1	—
Interest cost	151	181	4	6
Actuarial loss (gain)	265	386	(6)	1
Participant contributions	7	7	2	2
Special termination benefits	3	—	—	—
Curtailments	(2)	—	(1)	—
Settlements	(118)	(18)	—	—
Benefits paid	(341)	(347)	(13)	(14)
Effect of foreign currency exchange rate changes	79	190	2	4
Benefit obligations as of end of year	5,246	5,188	136	147
Change in plan assets:
Fair value of plan assets as of beginning of year	3,862	3,652	—	—
Actual return on plan assets	241	336	—	—
Employer contributions	91	81	11	12
Participant contributions	7	7	2	2
Settlements	(118)	(18)	—	—
Benefits paid	(341)	(347)	(13)	(14)
Effect of foreign currency exchange rate changes	64	151	—	—
Fair value of plan assets as of end of year	3,806	3,862	—	—
Funded status as of end of year	$(1,440)	$(1,326)	$(136)	$(147)
Amounts recognized in our Consolidated Balance Sheets consisted of:
Other assets	$—	$2	$—	$—
Accounts payable and accrued liabilities	(3)	(4)	(11)	(11)
Pension and OPEB obligations	(1,437)	(1,324)	(125)	(136)
Net obligations recognized	$(1,440)	$(1,326)	$(136)	$(147)
The total benefit obligations and the total fair value of plan assets for pension plans with benefit obligations in excess of plan assets were $5,067 million and $3,627 million, respectively, as of December 31, 2020, and were $4,923 million and $3,595 million, respectively, as of December 31, 2019. The total accumulated benefit obligations and the total fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $5,034 million and $3,627 million, respectively, as of December 31, 2020, and were $4,884 million and $3,595 million, respectively, as of December 31, 2019. The total accumulated benefit obligations for all pension plans were $5,212 million and $5,149 million as of December 31, 2020 and 2019, respectively.
The actuarial losses and gains impacting the benefit obligations for our pension and OPEB plans in 2020 are primarily due to changes in the economic environment, which resulted in a decrease to the discount rates selected for the plans as of December 31, 2020, compared to December 31, 2019. The actuarial losses impacting the benefit obligations for our pension and OPEB plans in 2019 were primarily due to changes in the economic environment, which resulted in a decrease to the discount rates selected for the plans as of December 31, 2019, compared to December 31, 2018.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Components of net periodic benefit cost (credit)
The components of net periodic benefit cost (credit) relating to our pension and OPEB plans for the years ended December 31, 2020, 2019 and 2018, were as follows:

	Pension Plans			OPEB Plans
(In millions)	2020	2019	2018	2020	2019	2018
Interest cost	$151	$181	$189	$4	$6	$6
Expected return on plan assets	(226)	(251)	(264)	—	—	—
Amortization of prior service credits	—	—	(1)	(4)	(11)	(14)
Amortization of actuarial losses (gains)	63	34	38	(6)	(6)	(5)
Non-operating credits	(12)	(36)	(38)	(6)	(11)	(13)
Service cost	14	15	19	1	—	1
Net periodic benefit costs (credits) before special events	2	(21)	(19)	(5)	(11)	(12)
Curtailments, settlements and other losses (gains) (1)	32	—	3	(14)	—	(13)
	$34	$(21)	$(16)	$(19)	$(11)	$(25)
(1)Includes a settlement loss of $28 million for the year ended December 31, 2020, resulting from the wind-up of the Thorold pension plan.
The prior service credits and the actuarial gains and losses are amortized to “Non-operating pension and other postretirement benefit credits” in our Consolidated Statements of Operations, over the expected average remaining service lifetime or the average future lifetime, as applicable, of the respective plans.
Assumptions used to determine benefit obligations and net periodic benefit costs (credits)
The weighted-average assumptions used to determine the benefit obligations at the measurement dates (each December 31) and the net periodic benefit costs (credits) for the years ended December 31, 2020, 2019 and 2018, were as follows:

	Pension Plans			OPEB Plans
	2020	2019	2018	2020	2019	2018
Benefit obligations:
Discount rate	2.5%	3.0%	3.8%	2.5%	3.1%	3.9%
Rate of compensation increase	2.1%	2.1%	2.1%
Net periodic benefit cost (credit):
Discount rate	3.0%	3.8%	3.6%	3.1%	3.9%	3.6%
Expected return on assets	6.0%	6.5%	6.5%
Rate of compensation increase	2.1%	2.1%	2.1%
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The assumed health care cost trend rates used to determine the benefit obligations for our domestic and foreign OPEB plans as of December 31, 2020 and 2019, were as follows:

	2020		2019
	Domestic Plan	Foreign Plans	Domestic Plan	Foreign Plans
Health care cost trend rate assumed for next year	7.2%	4.8%	7.2%	4.8%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2033	2033	2032	2032
For the health care cost trend rates, we considered historical trends for these costs, actual experience of the plans, recently enacted health care legislation as well as future expectations.
Fair value of plan assets
The fair value of plan assets held by our pension plans as of December 31, 2020, was as follows:

(In millions)	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. companies	$737	$737	$—	$—
Non-U.S. companies	1,197	1,197	—	—
Debt securities:
Corporate and government securities	1,086	36	1,050	—
Asset-backed securities	148	—	148	—
Cash and cash equivalents	179	179	—	—
Other plan assets, net	9	—	9	—
Total before investments measured at NAV	$3,356	$2,149	$1,207	$—
Investments measured at NAV	450
	$3,806
The fair value of plan assets held by our pension plans as of December 31, 2019, was as follows:

(In millions)	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. companies	$717	$717	$—	$—
Non-U.S. companies	978	978	—	—
Debt securities:
Corporate and government securities	1,154	145	1,009	—
Asset-backed securities	294	—	294	—
Cash and cash equivalents	158	158	—	—
Certain insurance contracts (1)	106	—	—	106
Total before investments measured at NAV	$3,407	$1,998	$1,303	$106
Investments measured at NAV	455
	$3,862
(1)The Level 3 plan assets were purchased during the year ended December 31, 2019. In December 2020, the Level 3 plan assets decreased by $106 million. The decrease includes assets settlements and sales of $98 million and $11 million, respectively, offset by gains of $2 million recognized in Accumulated other comprehensive loss and $1 million recognized in “Non-operating pension and other postretirement benefit credits” in our Consolidated Statements of Operations.

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Expected benefit payments and future contributions
As of December 31, 2020, benefit payments expected to be paid over the next 10 years are as follows:

(In millions)	Pension Plans (1)	OPEB Plans
2021	$342	$12
2022	$335	$11
2023	$328	$10
2024	$321	$10
2025	$314	$9
2026 - 2030	$1,454	$40
(1)Benefit payments are expected to be paid from the plans’ net assets.
We expect our 2021 pension contributions (excluding contributions to our defined contribution plans) to be approximately $102 million.
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
Additional undertakings
Our principal Canadian subsidiaries had entered into certain undertakings with the Government of Ontario and Quebec, which expired in 2015 and 2016, respectively. The expiration of those undertakings did not eliminate ongoing obligations we incurred under the terms of those undertakings prior to their expiration, including the undertaking requiring us to make an additional solvency deficit reduction contribution to our pension plans of C$75, payable over four years, for each metric ton of capacity reduced in Quebec or Ontario, in the event of downtime of more than six consecutive months or nine cumulative months over a period of 18 months. Accordingly, we made additional contributions for past capacity reductions of C$4 million and C$2 million in 2019 and 2020, respectively. The 2020 contribution was the last one required to be made.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 17. Income Taxes
Income before income taxes by taxing jurisdiction for the years ended December 31, 2020, 2019 and 2018, was as follows:

(In millions)	2020	2019	2018
U.S.	$(126)	$(205)	$(90)
Foreign	187	216	477
	$61	$11	$387
The income tax provision for the years ended December 31, 2020, 2019 and 2018, was comprised of the following:

(In millions)	2020	2019	2018
U.S. Federal and State:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
Foreign:
Current	—	—	12
Deferred	(51)	(58)	(164)
	(51)	(58)	(152)
Total:
Current	—	—	12
Deferred	(51)	(58)	(164)
	$(51)	$(58)	$(152)

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Effective income tax rate reconciliation
The income tax provision attributable to income before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018, as a result of the following:

(In millions)	2020	2019	2018
Income before income taxes	$61	$11	$387
Income tax provision:
Expected income tax provision	(13)	(2)	(81)
Changes resulting from:
Valuation allowance (1)	(11)	(43)	59
Foreign exchange	(6)	2	(29)
U.S. tax on non-U.S. earnings	(23)	(7)	(65)
State income taxes, net of federal income tax benefit	6	7	4
Foreign tax rate differences	(10)	(11)	(24)
Nondeductible expenses (2)	—	(6)	(15)
Other, net (3)	6	2	(1)
	$(51)	$(58)	$(152)
(1)During 2020 and 2019, we recorded an increase to our valuation allowance of $11 million and $43 million, respectively, related to our U.S. operations.
During 2018, we recorded a decrease in our valuation allowance of $59 million, primarily related to our U.S. operations.
(2)During 2018, we recorded an income tax provision of $13 million for a nondeductible goodwill impairment charge, before a corresponding adjustment to valuation allowance.
(3)During 2020, we recorded a $4 million adjustment related to the settlement of an insurance claim in connection with our acquisition of Atlas.
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
Following the assessment of our ability to realize the deferred income tax assets of our U.S. operations, we concluded that existing negative evidence outweighed positive evidence. As a result, we recognized a full valuation allowance against our net U.S. deferred income tax assets. The historical operating losses of our U.S. operations limited our ability to consider other subjective positive evidence. A valuation allowance does not reduce our underlying tax attributes, nor hinders our ability to use them in the future.
The positive evidence for our Canadian operations, which included a review of historical cumulative earnings and our forecasted future earnings, resulted in the conclusion by management that no significant valuation allowances were required for our deferred income tax assets, as they were determined to be more likely than not to be realized.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Net deferred income tax assets as of December 31, 2020 and 2019, were comprised of the following:

(In millions)	2020	2019
Fixed assets	$(57)	$(28)
Operating lease right-of-use assets	(15)	(16)
Other	(25)	(28)
Deferred income tax liabilities	(97)	(72)
Fixed assets	297	346
Pension and OPEB plans	408	378
Net operating loss carryforwards and deduction limitation	660	616
Net capital loss carryforwards	41	35
Undeducted research and development expenditures	195	188
Tax credit carryforwards	98	96
Operating lease liabilities	15	16
Other	72	65
Deferred income tax assets	1,786	1,740
Valuation allowance	(774)	(753)
Net deferred income tax assets	$915	$915
Amounts recognized in our Consolidated Balance Sheets consisted of:
Deferred income tax assets	$915	$915

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The balance of tax attributes and their dates of expiration as of December 31, 2020, were as follows:

(In millions)	Related Deferred Income Tax Asset		Year of Expiration
Net operating loss carryforwards and deduction limitation:
U.S. federal: $2,072	$435	(1)	2023 – 2037
U.S. federal and deduction limitation: $457	96	(1)	Indefinite
U.S. state: $2,164	109	(1)	2021 – 2040
U.S. state and deduction limitation: $221	7	(1)	Indefinite
Canadian federal and provincial (excluding Quebec): $39	7		2030 – 2039
Quebec: $60	5		2028 – 2039
Other	1		Indefinite
	$660
Net capital loss carryforwards:
U.S. federal and state: $23	$5	(1)	2025
Canadian federal and provincial (excluding Quebec): $117	31		Indefinite
Quebec: $53	5		Indefinite
	$41
Undeducted research and development expenditures:
Canadian federal and provincial (excluding Quebec): $697	$119		Indefinite
Quebec: $831	76		Indefinite
	$195
Tax credit carryforwards:
Canadian research and development, and other	$78		2022 – 2040
U.S. state and other	20	(1)	2021 – 2035
	$98
(1)As of December 31, 2020, we had a full valuation allowance against our U.S. operations net deferred income tax assets.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Unrecognized tax benefits
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended December 31, 2020 and 2019:

(In millions)	2020	2019
Beginning of year	$29	$28
Increase (decrease) resulting from:
Settlements with taxing authorities	(2)	—
Positions taken in the prior period	1	2
Expirations of statute of limitations	—	(1)
End of year	$28	$29
If the total amount of unrecognized tax benefits were recognized as of December 31, 2020, $2 million would affect the effective tax rate.
In the normal course of business, we are subject to audits from federal, state, provincial and other tax authorities. U.S. federal tax returns for 2016 and subsequent years, as well as Canadian tax returns for 2016 and subsequent years, remain subject to examination by tax authorities.
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
Note 18. Commitments and Contingencies
Commitments
In the normal course of business, we have entered into various supply agreements, water rights agreements, purchase commitments and harvesting rights agreements (for land that we manage for which we make payments to various Canadian provinces based on the amount of timber harvested).
As of December 31, 2020, these commitments were as follows:

(In millions)	Commitments (1)
2021	$73
2022	64
2023	45
2024	3
2025	1
2026 and thereafter	16
$202
(1)Includes energy purchase obligations of $148 million through 2027 for certain of our pulp and paper mills.
Legal matters
We become involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of December 31, 2020, will not have a material adverse effect on our Consolidated Financial Statements.
Asbestos-related lawsuits
We are involved in a number of asbestos-related lawsuits filed primarily in U.S. state courts, including certain cases involving multiple defendants. These lawsuits principally allege direct or indirect personal injury or death resulting from exposure to asbestos-containing premises. While we dispute the plaintiffs’ allegations and intend to vigorously defend these claims, the ultimate resolution of these matters cannot be determined at this time. These lawsuits frequently involve claims for unspecified compensatory and punitive damages, and we are unable to reasonably estimate a range of possible losses. However, unfavorable rulings, judgments or settlement terms could materially impact our Consolidated Financial Statements. Hearings for certain of these matters are scheduled to occur in 2021.
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
On April 24, 2017, Commerce announced its preliminary determination in the countervailing duty investigation and, as a result, after April 28, 2017, we were required to pay cash deposits to U.S. Customs at a rate of 12.82% for estimated countervailing duties on the vast majority of our U.S. imports of softwood lumber products produced at our Canadian sawmills. The preliminary rate remained in effect until August 26, 2017. Commerce changed the rate in its final affirmative determination on November 2, 2017, but the new rate did not take effect until December 28, 2017, following the ITC’s final affirmative determination and the publication by Commerce of a countervailing duty order. Until November 30, 2020, we have been required to pay cash deposits to U.S. Customs at a rate of 14.70% for the vast majority of our U.S. imports of Canadian-produced softwood lumber products. On December 1, 2020, Commerce issued its final results in the countervailing duties first administrative review and established our new rate at 19.10% for countervailing duties. This rate will apply until Commerce sets a new duty rate in subsequent administrative reviews, or a new rate may be set through a remand determination by a binational panel formed pursuant to the North American Free Trade Agreement or United States-Mexico-Canada Agreement, as the case may be (or, “Panel”) on appeal. Through December 31, 2020, our cash deposits totaled $194 million and, based on the 19.10% rate and our current operating parameters, could be as high as $75 million per year.
On June 26, 2017, Commerce announced its preliminary determination in the anti-dumping investigation and, as a result, after June 30, 2017, we were required to pay cash deposits to U.S. Customs at a rate of 4.59% for estimated anti-dumping duties on the vast majority of our U.S. imports of softwood lumber products produced at our Canadian sawmills. On November 2, 2017, Commerce announced its final affirmative determination in the anti-dumping investigation and, as a result, from November 8, 2017 to November 29, 2020, we have been required to pay cash deposits to U.S. Customs, at a rate of 3.20% for the vast majority of our U.S. imports of Canadian-produced softwood lumber products. On November 30, 2020, Commerce issued its final results in the anti-dumping first administrative review and established our new rate at 1.15% for anti-dumping duties. This rate will apply until Commerce sets a new duty rate in subsequent administrative reviews, or a new rate may be set through a remand determination by a Panel on appeal. Through December 31, 2020, our cash deposits totaled $49 million and, based on the 1.15% rate and our current operating parameters, could be as high as $5 million per year.
On April 1, 2019, Commerce published a notice initiating the administrative reviews of the countervailing duty and anti-dumping orders on softwood lumber products from Canada. We were selected as a mandatory respondent in these administrative reviews and we are in the process of responding to Commerce with the information requested. On March 10, 2020, Commerce published a notice initiating the second administrative review of the countervailing duty and anti-dumping orders on softwood lumber products from Canada. We were selected as a mandatory respondent for the second administrative review of the countervailing duty order.
In parallel, on September 4, 2019, a Panel issued an interim decision upholding the affirmative final injury determinations of the ITC in both investigations of softwood lumber products from Canada. The Panel remanded the ITC to reconsider several findings and ordered the ITC to submit its redetermination on remand within 90 days from the date of the Panel interim

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

decision. On December 19, 2019, the ITC issued its redetermination on remand that maintained the affirmative final injury determinations, and on May 22, 2020, the Panel issued its final decision and affirmed in its entirety the ITC’s injury determination on remand. On January 6, 2021, and January 19, 2021, we filed our complaints supporting Panel reviews of the final results in the countervailing and anti-dumping first administrative reviews.
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
Fibrek acquisition
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.40% of the outstanding Fibrek Inc. (or, “Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order by the Quebec Superior Court in Canada (or, “Quebec Superior Court”) approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. On September 26, 2019, the Quebec Superior Court rendered a decision fixing the fair value of the shares of the dissenting shareholders at C$1.99 per share, or C$31 million in aggregate, plus interest and an additional indemnity, for a total currently estimated at C$44 million payable in cash. We had previously accrued C$14 million for the payment of the dissenting shareholders’ claims. Following the court decision, we accrued an additional C$30 million ($23 million), and as a result recorded $23 million in “Other (expense) income, net” in our Consolidated Statement of Operations for the year ended on December 31, 2019. Of the total amount of C$44 million, C$19 million ($14 million) was payable immediately and paid on October 2, 2019, bringing the remaining balance to C$25 million ($20 million and $19 million as of December 31, 2020 and 2019, respectively), which was recorded in “Other liabilities” in our Consolidated Balance Sheets as of December 31, 2020 and 2019. We are appealing the decision, therefore the payment of any additional consideration and its timing will depend on the outcome of the appeal. On November 13, 2019, a legal hypothec in the amount of C$30 million ($24 million) was registered on our Saint-Félicien (Quebec) immovable and movable property to secure the payment of any additional amounts following the outcome of the appeal. The hearing in this matter has not yet been scheduled but could occur in 2021.
Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or, the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to C$150 million ($118 million), would have to be funded if we do not obtain the relief sought. The hearing in this matter has not yet been scheduled but could occur in 2021.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

We have environmental liabilities of $15 million and $8 million recorded as of December 31, 2020 and 2019, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
We also have asset retirement obligations of $25 million and $26 million recorded as of December 31, 2020 and 2019, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets. These liabilities are included in “Accounts payable and accrued liabilities” and “Other liabilities” in our Consolidated Balance Sheets.
Note 19. Share Capital
Common stock
We are authorized under our certificate of incorporation, as amended and restated, to issue up to 190 million shares of common stock, par value $0.001 per share, of which 14,320,960 shares have been reserved for issuance under the Incentive Plans (as defined in Note 20, “Share-Based Compensation”).
Treasury stock
On March 2, 2020, our board of directors authorized a share repurchase program of up to 15% of our common stock, for an aggregate consideration of up to $100 million. During the year ended December 31, 2020, we repurchased 6.9 million shares at a cost of $30 million under this program. During the year ended December 31, 2019, we repurchased 4.8 million shares at a cost of $24 million under our $150 million share repurchase program, which was completed in 2019. We did not repurchase any shares during 2018.
Dividends
We declared and paid a special dividend of $1.50 per share ($136 million) on our common stock in 2018. We did not declare or pay any dividends on our common stock during the years ended December 31, 2020 and 2019.
Preferred stock
We are authorized under our certificate of incorporation, as amended and restated, to issue 10 million shares of preferred stock, par value $0.001 per share. As of December 31, 2020 and 2019, no preferred shares were issued and outstanding.
Note 20. Share-Based Compensation
Incentive Plans
The Resolute Forest Products Equity Incentive Plan, as amended (or, the “Incentive Plan”), administered by the human resources and compensation/nominating and governance committee of the board of directors, became effective in 2010 and provides for the grant of equity-based and liability-based awards, including stock options, stock appreciation rights, restricted stock, RSUs, DSUs, PSUs (collectively, “stock incentive awards”), and cash incentive awards to certain of our officers, directors, employees, consultants and advisors. The Incentive Plan reserved for issuance 9 million shares for stock incentive awards. In 2019, we established and adopted the Resolute Forest Products 2019 Equity Incentive Plan (or, the “2019 Incentive Plan”), which authorized 3 million shares to be issued as stock incentive awards. In 2020, an additional 2.3 million shares were authorized, for a total of 5.3 million shares. Since the adoption of the 2019 Incentive Plan, no more awards can be granted under the Incentive Plan. As of December 31, 2020, 2.2 million shares were available for grants under the 2019 Incentive Plan. We refer to both the Incentive Plan and the 2019 Incentive Plan as the “Incentive Plans”.
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
For the years ended December 31, 2020, 2019 and 2018, share-based compensation expense under the Incentive Plans was $14 million ($1.2 million tax benefit), $2 million (no tax benefit) and $17 million ($1 million tax benefit), respectively. As of

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

December 31, 2020, there was $13 million of unrecognized compensation cost, which is expected to be recognized over a remaining service period of three years.
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
The activity of outstanding stock options for the year ended December 31, 2020, was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (years)
Balance as of December 31, 2019	959,399	$16.09	2.8
Forfeited	(46,498)	$16.14
Balance as of December 31, 2020	912,901	$16.09	1.8
Exercisable as of December 31, 2020	912,901	$16.09	1.8
The total intrinsic value of stock options exercised in 2018 was less than $1 million. No stock options were exercised in 2020 and 2019.
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
The activity of nonvested RSUs and DSUs for the year ended December 31, 2020, was as follows:

	Number of Units
	Equity-Based Awards	Liability-Based Awards	Total	Weighted- Average Fair Value at Grant Date
Balance as of December 31, 2019	1,356,016	755,934	2,111,950	$6.32
Granted	688,797	1,200,163	1,888,960	$3.87
Vested	(688,126)	(695,347)	(1,383,473)	$5.20
Forfeited	(77,672)	(132,486)	(210,158)	$5.24
Balance as of December 31, 2020	1,279,015	1,128,264	2,407,279	$5.14
There were 225,168 equity-based and 316,435 liability-based RSUs and DSUs granted to directors that vested but were not settled as of December 31, 2020.
The weighted-average grant-date fair value of all RSUs and DSUs granted in 2019 and 2018, was $5.55 and $8.93, respectively. The total fair value of RSUs and DSUs vested in 2020, 2019 and 2018, was $7 million, $5 million and $12 million, respectively. We paid $3 million, $1 million and $2 million for liability-based RSUs and DSUs in 2020, 2019 and 2018, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Performance stock units
Under the Incentive Plans, each PSU provides the holder the right to receive upon vesting one share of our common stock for equity-based awards, and the equivalent in cash for liability-based awards, subject to an adjustment based on market and/or performance conditions. The awards vest after a period of up to 40 months upon which they are settled. No awards vest when the minimum thresholds are not achieved. We withhold shares in respect of applicable taxes. The fair value of PSUs granted was estimated using a Monte Carlo simulation model, using the following assumptions:

	2020	2019	2018
Expected volatility	57% - 77%	56% - 58%	57%
Risk-free interest rate	0.11% - 2.99%	1.58% - 1.70%	2.73% - 2.99%
The activity of nonvested PSUs for the year ended December 31, 2020, was as follows:

	Number of Units
	Equity-Based Awards	Liability-Based Awards	Total	Weighted- Average Fair Value at Grant Date
Balance as of December 31, 2019	2,353,420	1,127,021	3,480,441	$5.99
Granted	688,797	700,693	1,389,490	$4.09
Vested	(1,271,527)	(420,137)	(1,691,664)	$4.22
Performance adjustment	103,703	34,265	137,968	$3.95
Forfeited	(78,990)	(130,515)	(209,505)	$5.38
Balance as of December 31, 2020	1,795,403	1,311,327	3,106,730	$6.05
The weighted-average grant-date fair value of all PSUs granted in 2019 and 2018, was $5.29 and $9.01, respectively. The total fair value of PSUs vested in 2020, 2019 and 2018, was $5 million, $7 million and $2 million, respectively. We paid $1 million and $1 million for liability-based PSUs in 2020 and 2019, respectively. There was no cash paid for liability-based PSUs in 2018.
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
Share-based compensation expense under the Deferred Compensation plan for the years ended December 31, 2020 and 2018 was $2 million and less than $1 million, respectively. There was a $1 million reversal in share-based compensation expense for the year ended December 31, 2019.
RSUs and DSUs outstanding under the Deferred Compensation Plan as of December 31, 2020 and 2019 were 481,056 and 330,900, respectively. The total fair value of RSUs and DSUs vested in 2020, 2019 and 2018 was less than $1 million, less than $1 million and $1 million, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 21. Segment Information
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
In each of 2020, 2019 and 2018, no assets were identifiable by segment and reviewed by management.
Information about certain segment data for the years ended December 31, 2020, 2019 and 2018, was as follows:

(In millions)	Market Pulp (1)	Tissue (2)	Wood Products (3)	Paper	Segment Total	Corporate and Other	Total
Sales
2020	$668	$173	$1,025	$934	$2,800	$—	$2,800
2019	$797	$165	$616	$1,345	$2,923	$—	$2,923
2018	$1,085	$130	$823	$1,718	$3,756	$—	$3,756
Depreciation and amortization
2020	$24	$18	$43	$69	$154	$15	$169
2019	$23	$18	$34	$72	$147	$20	$167
2018	$27	$15	$32	$113	$187	$25	$212
Operating income (loss)
2020	$(1)	$(1)	$276	$(46)	$228	$(129)	$99
2019	$39	$(16)	$(6)	$82	$99	$(82)	$17
2018	$172	$(30)	$169	$114	$425	$(46)	$379
Capital expenditures
2020	$15	$8	$26	$23	$72	$6	$78
2019	$29	$8	$23	$43	$103	$10	$113
2018	$53	$27	$37	$34	$151	$4	$155
(1)Inter-segment sales of $28 million, $36 million and $39 million, were excluded from market pulp sales for the years ended December 31, 2020, 2019 and 2018, respectively. Effective July 1, 2019, these sales were transacted either at the lowest market price of the previous month or cost. Previously, these sales were transacted at cost.
(2)The operating results of our Calhoun tissue operations, previously recorded under “corporate and other,” have been recorded in our tissue segment since April 1, 2018.
(3)Wood products sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $28 million, $22 million and $26 million for the years ended December 31, 2020, 2019 and 2018, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Sales are attributed to countries based on the location of the customer. No single customer, related or otherwise, accounted for 10% or more of our 2020, 2019 or 2018 consolidated sales. No country in the “Other countries” group in the table below exceeded 2% of consolidated sales. Sales by country for the years ended December 31, 2020, 2019 and 2018, were as follows:

(In millions)	2020	2019	2018
U.S.	$2,038	$2,026	$2,581
Foreign countries:
Canada	463	405	513
Mexico	63	87	148
Other countries	236	405	514
	762	897	1,175
	$2,800	$2,923	$3,756
Long-lived assets by country as of December 31, 2020 and 2019, were as follows:

(In millions)	2020	2019
U.S.	$666	$540
Canada	898	1,028
	$1,564	$1,568

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 22. Quarterly Information (Unaudited)

	2020
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$689	$612	$730	$769	$2,800
Operating (loss) income	$(8)	$6	$97	$4	$99
Net (loss) income attributable to Resolute Forest Products Inc.	$(1)	$6	$57	$(52)	$10
Basic net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders	$(0.01)	$0.07	$0.66	$(0.63)	$0.12
Diluted net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders	$(0.01)	$0.07	$0.66	$(0.63)	$0.12

	2019
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$795	$755	$705	$668	$2,923
Operating income (loss)	$64	$40	$(18)	$(69)	$17
Net income (loss) attributable to Resolute Forest Products Inc.	$42	$25	$(43)	$(71)	$(47)
Basic net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders	$0.45	$0.27	$(0.47)	$(0.79)	$(0.51)
Diluted net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders	$0.45	$0.27	$(0.47)	$(0.79)	$(0.51)
Note 23. Subsequent Events
The following significant events occurred subsequent to December 31, 2020:
•On February 2, 2021, we completed the Offering of $300 million aggregate principal amount of our 4.875% senior notes due 2026 at an issue price of 100%. The 2026 Notes are unsecured and are guaranteed by all of our current and, subject to certain conditions, future material wholly-owned U.S. subsidiaries. The Notes mature on March 1, 2026, unless earlier redeemed or repurchased, and will be recorded in “Long-term debt” in our consolidated balance sheet at their fair value of $300 million. Interest on the notes is payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2021.
We used the net proceeds of the Offering, together with cash on hand, to redeem all of the outstanding $375 million aggregate principal amount of our 5.875% senior notes due 2023, at a price of 100% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. In connection with the redemption of all $375 million aggregate principal amount of the 2023 Notes (the “Redemption”), we placed the net proceeds of the closing of the Offering, together with additional cash, into trust for the benefit of the holders of the 2023 Notes. The Redemption occurred on February 18, 2021.
•Effective January 21, 2021, we reduced the commitment under the Canadian tranche of our senior secured asset-based revolving credit facility by $50 million, to $250 million, resulting in an aggregate commitment of $450 million, subject to borrowing base limitations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Resolute Forest Products Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Resolute Forest Products Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive (loss) income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting, management has excluded the subsidiaries acquired from Conifex Timber Inc. on February 1, 2020, the business of which consists mainly in the operation of three sawmills and related assets in Cross City (Florida) and in Glenwood and El Dorado (Arkansas), (the US Sawmill Business) from its assessment of internal control over financial reporting as of December 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. We have also excluded the US Sawmill Business from our audit of internal control over financial reporting. The US Sawmill Business consists of wholly‑owned subsidiaries whose total assets and total sales excluded from management’s assessment and our audit of internal control over financial reporting represent $256 million and $137 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Long‑lived Assets Impairment Assessment for an asset group for which management identified impairment indicators
As described in notes 2, 10, 11 and 12 to the consolidated financial statements, the Company’s consolidated long‑lived assets balance was $1,564 million as of December 31, 2020 and comprised $1,441 million fixed assets, net, $63 million amortizable intangible assets, net and $60 million operating lease right‑of‑use assets. Management reviews long‑lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset group may no longer be recoverable. For asset groups that are held and used, the asset group represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other asset groups. The recoverability of an asset group that is held and used is tested by comparing the carrying value of the asset group to the sum of the estimated undiscounted future cash flows expected to be generated by that asset group. The principal assumptions used by management to estimate these undiscounted future cash flows include, but are not limited to, periods of operation, projections of product pricing, production levels and sales volumes, product costs, market supply and demand, foreign exchange rates, inflation, and projected capital spending. If it is determined that an asset group is not recoverable, an impairment loss is recognized in the amount by which the asset group’s carrying value exceeds its fair value. No impairment charge was required in the current year.
The principal considerations for our determination that performing procedures relating to long‑lived assets impairment assessment for an asset group for which management identified impairment indicators is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in applying procedures relating to the recoverability of the asset group being tested for impairment due to the significant judgment required by management when developing the undiscounted future cash flows and (ii) significant audit effort in evaluating the principal assumptions related to the projections of product pricing and sales volumes, product costs and projected capital spending.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s long‑lived assets impairment assessment for an asset group for which management identified impairment indicators, including controls over (i) the development of principal assumptions used in the undiscounted cash flow model and (ii) the determination of the recoverable amount of an asset group for which management identified impairment indicators. These procedures also included, among others, (i) testing management’s process for determining the recoverable amount of the asset group tested for impairment, (ii) evaluating the appropriateness of the undiscounted cash flow model, (iii) testing the completeness and accuracy of the underlying data used in the models and (iv) evaluating the reasonableness of the principal assumptions used by management, including projections of product pricing and sales volumes, product costs and projected capital spending. Evaluating the reasonableness of the principal assumptions related to projections of product pricing and sales volumes, product costs and projected capital spending involved considering the current and past performance of the asset group tested for impairment, management’s strategic plan, comparing market‑related assumptions used in the model to external market and industry data and whether these assumptions were consistent with evidence obtained in other areas of the audit.

Valuation of Fixed Assets acquired related to the US Sawmill Business
As described in notes 2 and 3 to the consolidated financial statements, in 2020 the Company completed the acquisition of certain subsidiaries, the business of which consisted mainly of three operating sawmills (the US Sawmill Business) for consideration of $173 million paid in cash. Management accounted for this transaction as a business combination using the acquisition method. Under this method, identifiable assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. Management recorded the acquired fixed assets at an aggregated fair value of $114 million on the date of acquisition based on both cost and market approaches. Management applied significant judgment in estimating the fair value of fixed assets acquired using the cost approach, which involved the use of principal assumptions with respect to estimated replacement and reproduction costs, estimated useful lives, and physical, functional and economic obsolescence at the time of acquisition.
The principal considerations for our determination that performing procedures relating to the valuation of fixed assets acquired related to the US Sawmill Business is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement of fixed assets acquired due to the significant amount of judgment required by management when developing the fair value applying the cost approach and (ii) the significant audit effort in evaluating the principal assumptions relating to this estimate, including replacement and reproduction costs, estimated useful lives and physical, functional and economic condition obsolescence at the time of acquisition. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the acquired fixed assets and controls over the development of the principal assumptions used in the valuation of acquired fixed assets. These procedures also included, among others, (i) reading the securities purchase agreement, (ii) testing management’s process for estimating the fair value of the acquired fixed assets using the cost approach, (iii) testing the completeness and accuracy of underlying data used in the models, and (iv) with the assistance of professionals with specialized skill and knowledge, evaluating whether the principal assumptions were reasonable considering consistency with external market and industry data. Professionals with specialized skill and knowledge were also involved in evaluating the appropriateness of the valuation approach.

/s/ PricewaterhouseCoopers LLP

Montréal, Canada
March 1, 2021

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
Management assessed the effectiveness of Resolute Forest Products Inc.’s internal control over financial reporting as of December 31, 2020. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has elected to exclude from its assessment of internal control over financial reporting as of December 31, 2020, the subsidiaries acquired from Conifex Timber Inc. on February 1, 2020, the business of which consists mainly in the operation of three sawmills and related assets in Cross City and in Glenwood and El Dorado, included in our consolidated financial statements with sales and assets of $137 million and $256 million, respectively, for the year ended December 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. Management’s assessment included an evaluation of the design of Resolute Forest Products Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.
Based on this assessment, management determined that, as of December 31, 2020, Resolute Forest Products Inc.’s internal control over financial reporting was effective.
The effectiveness of Resolute Forest Products Inc.’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report above.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our president and chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2020. Based on that evaluation, the president and chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
Management’s Report on Internal Control over Financial Reporting
Management has issued its report on internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective as of December 31, 2020. Management’s report on internal control over financial reporting can be found on page 116 of this Form 10-K. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2020. This report can be found on page 113 of this Form 10-K.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of internal control over financial reporting, there were no changes during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information appearing under the captions entitled “Management Proposals – Vote on the Election of Directors,” “Delinquent Section 16(a) Reports,” and “Corporate Governance and Board Matters” in our definitive proxy statement for our 2021 annual meeting of shareholders to be held on May 21, 2021 (or, our “2021 proxy statement”), which will be filed within 120 days of the end of our fiscal year ended December 31, 2020, is incorporated herein by reference.
Information regarding our executive officers is presented in Part I, Item 1, “Business – Executive Officers,” of this Form 10-K and is incorporated by reference herein.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information appearing under the captions entitled “Executive Compensation,” “Corporate Governance and Board Matters,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our 2021 proxy statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under the caption entitled “Information on Stock Ownership” in our 2021 proxy statement is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2020, regarding securities to be issued upon exercise of outstanding stock options or pursuant to outstanding stock unit awards, and securities remaining available for issuance under our equity compensation plans. The Incentive Plans are the only compensation plans with shares authorized.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,012,924	(1)	$—		2,211,394
Equity compensation plans not approved by security holders (2)	2,043,813	(3)	$16.09	(4)	—
Total	5,056,737		$16.09		2,211,394
(1)Includes shares issuable upon the exercise of 1,087,568 RSUs issued under the 2019 Incentive Plan, at a rate of one share per unit. Also includes shares issuable upon the settlement of 1,241,295 PSUs issued under the 2019 Incentive Plan at the maximum payout rate (1,925,356 shares).
(2)The Incentive Plan was approved by the Courts in connection with the CCAA Creditor Protection Proceedings, and the creditor protection proceedings under Chapter 11 of the United States Bankruptcy Code, as amended, as applicable.
(3)Includes shares issuable upon the exercise of 912,901 stock options and shares issuable upon the settlement of 416,615 RSUs and DSUs issued under the Incentive Plan, at a rate of one share per unit. Also includes shares issuable upon the settlement of 554,107 PSUs issued under the Incentive Plan at the maximum payout rate (714,297 shares).
(4)The weighted-average exercise price in column (b) represents the weighted-average exercise price of the outstanding stock options disclosed in column (a). The stock unit awards do not have an exercise price and are not included in the calculation of the weighted-average exercise price in column (b).
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the captions entitled “Related Party Transactions” and “Corporate Governance and Board Matters – Director Independence” in our 2021 proxy statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing under the caption entitled “Management Proposals – Vote on the Ratification of the Appointment of PricewaterhouseCoopers LLP” in our 2021 proxy statement is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as a part of this Form 10-K:

(1) The following are included at the indicated page of this Form 10-K:

(2) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

#2.1	Asset Purchase Agreement between Resolute FP US Inc., New-Indy Containerboard LLC and New-Indy Catawba LLC, dated October 2, 2018 (incorporated by reference from Exhibit 2.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed on January 7, 2019, SEC File No. 001-33776).

#2.2	Amendment to the Asset Purchase Agreement between Resolute FP US Inc., New-Indy Containerboard LLC and New-Indy Catawba LLC, dated December 27, 2018 (incorporated by reference from Exhibit 2.2 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed on January 7, 2019, SEC File No. 001-33776).

#2.3	Securities Purchase Agreement, dated December 23, 2019, among Conifex USA Inc., Conifex Holdco LLC, Conifex Timber Inc. and Resolute FP US Inc.(incorporated by reference from Exhibit 2.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed on December 27, 2019, SEC File No. 001-33776).

3.1	Amended and Restated Certificate of Incorporation of Resolute Forest Products Inc. (incorporated by reference from Exhibit 3.1 to Resolute Forest Product Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 1, 2013, SEC File No. 001-33776).

3.2	By-laws of Resolute Forest Products Inc., as amended through March 23, 2020 (incorporated by reference from Exhibit 3.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed on March 27, 2020, SEC File No. 001-33776).

4.1	Description of the Securities Registered under Section 12 of the Securities Exchange Act of 1934.

4.2	Indenture, dated as of February 2, 2021. among Resolute Forest Products Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

10.1	Credit Agreement, dated as of May 22, 2015, among Resolute Forest Products Inc., Resolute FP Canada Inc., certain other subsidiaries of Resolute Forest Products Inc. as borrowers or guarantors, various lenders, Bank of America, N.A., as U.S. Administrative Agent and Collateral Agent, and Bank of America, N.A. (through its Canada branch), as Canadian Administrative Agent (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed May 26, 2015, SEC file No. 001-033776).

10.2	Amended and Restated Credit Agreement, dated as of October 28, 2019, among Resolute Forest Products Inc., certain U.S. subsidiaries of Resolute Forest Products Inc. as borrowers and guarantors, various lenders, and American AgCredit, FLCA, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed October 30, 2019, SEC file No. 001-33776).

Exhibit No.	Description
10.3	Second Amendment to the Credit Agreement, dated as of May 14, 2019, among Resolute Forest Products Inc., Resolute FP Canada Inc., certain other subsidiaries of Resolute Forest Products Inc. as borrowers or guarantors, various lenders, Bank of America, N.A., as U.S. Administrative Agent and Collateral Agent, and Bank of America, N.A. (through its Canada branch), as Canadian Administrative Agent (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed May 20, 2019, SEC file No. 001-33776).

10.4	Secured Delayed Draw Term Loan Facility, dated as of November 4, 2020, among Resolute FP Canada Inc., a subsidiary of Resolute Forest Products Inc. as borrower, and Investissement Quebec, as lender.

†10.5	AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed April 5, 2011, SEC File No. 001-33776).

†10.6	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Director Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.7	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.8	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.14 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012, SEC File No. 001-33776).

†10.9	AbitibiBowater Executive Restricted Stock Unit Plan, effective as of April 1, 2011 (incorporated by reference from Exhibit 10.13 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed April 5, 2011, SEC File No. 001-33776).

†10.10	Retirement Compensation Trust Agreement (with Letter of Credit) between AbiBow Canada Inc. and AbitibiBowater Inc. and CIBC Mellon Trust Company, dated and effective as of November 1, 2011 (incorporated by reference from Exhibit 10.39 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012, SEC File No. 001-33776).

10.11	Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Ontario, dated November 10, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Province of Ontario (incorporated by reference from Exhibit 10.32 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed April 5, 2011, SEC File No. 001-33776).

10.12	Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Quebec, dated September 13, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Government of Quebec (incorporated by reference from Exhibit 10.33 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed April 5, 2011, SEC File No. 001-33776).

†10.13	Offer Letter between Jacques Vachon and AbitibiBowater Inc., dated March 19, 2012 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 10, 2012, SEC File No. 001-33776).

†10.14	Resolute Forest Products DC Make-up Program, effective January 1, 2012 (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 10, 2012, SEC File No. 001-33776).

†10.15	Resolute Forest Products Inc. Severance Policy – Chief Executive Officer and Direct Reports, effective as of August 1, 2012 (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 9, 2012, SEC File No. 001-33776).

†10.16	Resolute Forest Products Equity Incentive Plan (previously named the AbitibiBowater Inc. 2010 Equity Incentive Plan), effective as of December 9, 2010 (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012, SEC File No. 001-33776).

†10.17	Resolute Forest Products Outside Director Deferred Compensation Plan (previously named the AbitibiBowater Inc. Outside Director Deferred Compensation Plan), effective as of April 1, 2011 (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012, SEC File No. 001-33776).

†10.18	Form of Indemnification Agreement for Directors and Officers of Resolute Forest Products Inc. (incorporated by reference from Exhibit 10.41 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 1, 2013, SEC File No. 001-33776).

Exhibit No.	Description
†10.19	Resolute Forest Products Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.41 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 3, 2014, SEC File No. 001-33776).

†10.20	Offer Letter between Richard Tremblay and Resolute Forest Products Inc., dated February 4, 2014 (incorporated by reference from Exhibit 10.43 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 3, 2014, SEC File No. 001-33776).

†10.21	First Amendment dated February 14, 2014 to the AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.44 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015, SEC File No. 001-33776).

†10.22	Resolute FP Canada Inc. and Resolute Forest Products Inc. Security Protocol with respect to the Resolute Forest Products 2010 Canadian DB Supplemental Executive Retirement Plan and the Resolute Canada SERP, amended and restated effective April 11, 2014 (incorporated by reference from Exhibit 10.45 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015, SEC File No. 001-33776).

†10.23	Form of Indemnification Agreement for Directors and Officers of Resolute Forest Products Inc. (incorporated by reference from Exhibit 10.46 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015, SEC File No. 001-33776).

†10.24	Resolute Forest Products Equity Incentive Plan Form of Director Deferred Stock Unit Agreement (incorporated by reference from Exhibit 10.39 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.25	Resolute Forest Products Equity Incentive Plan Form of Director Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.40 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.26	Indemnification Policy for the Executive Officers and Chief Accounting Officer of Resolute Forest Products Inc (incorporated by reference from Exhibit 10.41 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.27	Guarantee Agreement, entered into on February 21, 2017, and dated as of June 18, 2014, between Resolute FP Canada Inc. and Resolute FP US Inc. as Guarantors, and Jacques Vachon as the Guaranteed Party (incorporated by reference from Exhibit 10.42 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.28	First Amendment to the Resolute Forest Products Equity Incentive Plan, dated February 28, 2017 (incorporated by reference from Exhibit 10.43 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.29	Offer Letter between Patrice Minguez and Resolute Forest Products Inc., dated July 24, 2017 (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, SEC File No. 001-33776).

†10.30	Form of Resolute Forest Products Equity Incentive Plan Executive Stock Settled Performance Stock Unit Agreement (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017, SEC File No. 001-33776).

†10.31	Second Amendment to the Resolute Forest Products Equity Incentive Plan, dated October 31, 2017 (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017, SEC File No. 001-33776).

†10.32	Executive Employment Agreement between Resolute Forest Products Inc. and Yves Laflamme, dated February 1, 2018 (incorporated by reference from Exhibit 10.51 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 1, 2018, SEC File No. 001-33776).

†10.33	Change in Control Agreement between Resolute Forest Products Inc. and Yves Laflamme, dated February 1, 2018 (incorporated by reference from Exhibit 10.52 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 1, 2018, SEC File No. 001-33776).

†10.34	Director Compensation Program Chart, dated February 27, 2018 (incorporated by reference from Exhibit 10.54 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 1, 2018, SEC File No. 001-33776).

Exhibit No.	Description
†10.35	Offer Letter between Remi Lalonde and Resolute Forest Products Inc., dated January 30, 2019 (incorporated by reference from Exhibit 10.46 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 1, 2019, SEC File No. 001-33776).

†10.36	Form of Resolute Forest Products Equity Incentive Plan Director Cash-Settled Deferred Stock Unit Agreement (incorporated by reference from Exhibit 10.47 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 1, 2019, SEC File No. 001-33776).

†10.37	Form of Resolute Forest Products Equity Incentive Plan Director Cash-Settled Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.48 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 1, 2019, SEC File No. 001-33776).

†10.38	Form of First Amendment to the Resolute Forest Products Equity Incentive Plan Director Deferred Stock Unit Agreement (incorporated by reference from Exhibit 10.51 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 1, 2019, SEC File No. 001-33776).

†10.39	Form of First Amendment to the Resolute Forest Products Equity Incentive Plan Director Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.52 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 1, 2019, SEC File No. 001-33776).

†10.40	2020 Resolute Forest Products Inc. Short-Term Incentive Plan – U.S. (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed August 10, 2020, SEC File No. 001-33776).

†10.41	2020 Resolute Forest Products Inc. Short-Term Incentive Plan – Canada / International (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed August 10, 2020, SEC File No. 001-33776).

†10.42	Resolute Forest Products Inc. 2019 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 9, 2019, SEC File No. 001-33776).

†10.43	Form of Resolute Forest Products 2019 Equity Incentive Plan Cash Settled Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed November 12, 2019, SEC File No. 001-33776).

†10.44	Form of Resolute Forest Products 2019 Equity Incentive Plan Stock Settled Performance Stock Unit Agreement (incorporated by reference from Exhibit 10.49 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 1, 2019, SEC File No. 001-33776).

†10.45	Form of Resolute Forest Products 2019 Equity Incentive Plan Stock Settled Performance Stock Unit Agreement.

†10.46	Form of Resolute Forest Products 2019 Equity Incentive Plan Stock Settled Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.4 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed November 12, 2019, SEC File No. 001-33776).

†10.47	Summary of 2021 Resolute Forest Products Inc. Short-Term Incentive Plan (incorporated by reference from the description in Resolute Forest Products Inc.’s Current Report on Form 8-K filed February 9, 2021, SEC File No. 001-33776).

†10.48	Offer letter between John Lafave and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.29 to AbitibiBowater Inc’s Annual Report on Form 10-K for the year ended December 31, 2010, filed April 5, 2011, SEC File No. 001-33776).

†10.49	Letter Agreement between Yves Laflamme and Resolute Forest Products Inc., dated February 8, 2021.

†10.50	Offer Letter between Sylvain A. Girard and Resolute Forest Products Inc., dated January 15, 2021.

†10.51	First Amendment to the Resolute Forest Products Inc. 2019 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Registration Statement on Form S-8 filed August 5, 2020, SEC Registration No. 333-241026).

21.1	Subsidiaries of the registrant.

22	Guarantor subsidiaries of the registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of attorney for certain Directors of the registrant.

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act, as amended, for any schedules or exhibits so furnished.

†	This is a management contract or compensatory plan or arrangement.

*	Interactive data files furnished with this Form 10-K, which represent the following materials from this Form 10-K formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

(b)	The above-referenced exhibits are being filed with this Form 10-K.

(c)	None.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOLUTE FOREST PRODUCTS INC.

Date: March 1, 2021	By:	/s/ Remi G. Lalonde
Remi G. Lalonde
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Remi G. Lalonde	President and Chief Executive Officer	March 1, 2021
Remi G. Lalonde	(Principal Executive Officer)

/s/ Bradley P. Martin*	Chairman, Director	March 1, 2021
Bradley P. Martin

/s/ Remi G. Lalonde	Chief Financial Officer	March 1, 2021
Remi G. Lalonde	(Principal Financial Officer)

/s/ Hugues Dorban	Vice President and Chief Accounting Officer	March 1, 2021
Hugues Dorban	(Principal Accounting Officer)

/s/ Randall C. Benson*	Director	March 1, 2021
Randall C. Benson

/s/ Suzanne Blanchet*	Director	March 1, 2021
Suzanne Blanchet

/s/ Jennifer C. Dolan*	Director	March 1, 2021
Jennifer C. Dolan

/s/ Alain Rhéaume*	Director	March 1, 2021
Alain Rhéaume

/s/ Michael S. Rousseau*	Director	March 1, 2021
Michael S. Rousseau
* Remi G. Lalonde, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons that are filed herewith as Exhibit 24.1.

By:	/s/ Remi G. Lalonde
Remi G. Lalonde, Attorney-in-Fact