Form 10-Q
period 2021-03-31
Resolute Forest Products Inc.
filed 2021-05-10
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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
    Yes ☐    No ☒
As of April 30, 2021, there were 79,091,117 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions of U.S. dollars, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Sales	$873	$689
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	522	524
Depreciation and amortization	41	42
Distribution costs	84	99
Selling, general and administrative expenses	46	34
Closure costs, impairment and other related charges	3	(2)
Operating income (loss)	177	(8)
Interest expense	(6)	(9)
Non-operating pension and other postretirement benefit credits	2	15
Other (expense) income, net	(45)	28
Income before income taxes	128	26
Income tax provision	(40)	(27)
Net income (loss) including noncontrolling interest	88	(1)
Net income attributable to noncontrolling interest	(1)	—
Net income (loss) attributable to Resolute Forest Products Inc.	$87	$(1)
Net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$1.07	$(0.01)
Diluted	$1.06	$(0.01)
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	81.2	88.1
Diluted	81.9	88.1
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions of U.S. dollars)

	Three Months Ended March 31,
	2021	2020
Net income (loss) including noncontrolling interest	$88	$(1)
Other comprehensive income (loss):
Unamortized prior service costs or credits
Change in unamortized prior service costs or credits	(1)	(15)
Income tax provision	—	—
Change in unamortized prior service costs or credits, net of tax	(1)	(15)
Unamortized actuarial losses
Change in unamortized actuarial losses	49	17
Income tax provision	(12)	(3)
Change in unamortized actuarial losses, net of tax	37	14
Foreign currency translation	—	(1)
Other comprehensive income (loss), net of tax	36	(2)
Comprehensive income (loss) including noncontrolling interest	124	(3)
Comprehensive income attributable to noncontrolling interest	(1)	—
Comprehensive income (loss) attributable to Resolute Forest Products Inc.	$123	$(3)
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions of U.S. dollars, except per share amount)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$33	$113
Accounts receivable, net:
Trade	292	230
Other	41	48
Inventories, net	512	462
Other current assets	64	47
Total current assets	942	900
Fixed assets, less accumulated depreciation of $1,642 and $1,604 as of March 31, 2021 and December 31, 2020, respectively	1,412	1,441
Amortizable intangible assets, less accumulated amortization of $34 and $33 as of March 31, 2021 and December 31, 2020, respectively	61	63
Goodwill	31	31
Deferred income tax assets	874	915
Operating lease right-of-use assets	56	60
Other assets	352	320
Total assets	$3,728	$3,730
Liabilities and equity
Current liabilities:
Accounts payable and other	$398	$369
Current portion of long-term debt	2	2
Current portion of operating lease liabilities	9	9
Total current liabilities	409	380
Long-term debt, net of current portion	480	559
Pension and other postretirement benefit obligations	1,507	1,562
Operating lease liabilities, net of current portion	51	55
Other liabilities	94	92
Total liabilities	2,541	2,648
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 121.0 million shares issued and 79.5 million shares outstanding as of March 31, 2021; 120.6 million shares issued and 80.8 million shares outstanding as of December 31, 2020	—	—
Additional paid-in capital	3,802	3,804
Deficit	(1,148)	(1,235)
Accumulated other comprehensive loss	(1,278)	(1,314)
Treasury stock at cost, 41.5 million shares and 39.8 million shares as of March 31, 2021 and December 31, 2020, respectively	(191)	(174)
Total Resolute Forest Products Inc. shareholders’ equity	1,185	1,081
Noncontrolling interest	2	1
Total equity	1,187	1,082
Total liabilities and equity	$3,728	$3,730
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions of U.S. dollars)

	Three Months Ended March 31, 2021
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total Equity
Balance as of December 31, 2020	$—	$3,804	$(1,235)	$(1,314)	$(174)	$1	$1,082
Share-based compensation, net of withholding taxes	—	(2)	—	—	—	—	(2)
Net income	—	—	87	—	—	1	88
Purchases of treasury stock (1.7 million shares) (Note 12)	—	—	—	—	(17)	—	(17)
Stock unit awards vested (0.4 million shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	36	—	—	36
Balance as of March 31, 2021	$—	$3,802	$(1,148)	$(1,278)	$(191)	$2	$1,187

	Three Months Ended March 31, 2020
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interest	Total Equity
Balance as of December 31, 2019	$—	$3,802	$(1,245)	$(1,179)	$(144)	$1	$1,235
Share-based compensation, net of withholding taxes	—	2	—	—	—	—	2
Net loss	—	—	(1)	—	—	—	(1)
Stock unit awards vested (0.7 million shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(2)	—	—	(2)
Balance as of March 31, 2020	$—	$3,804	$(1,246)	$(1,181)	$(144)	$1	$1,234
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions of U.S. dollars)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$88	$(1)
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Share-based compensation	2	3
Depreciation and amortization	41	42
Deferred income taxes	40	27
Net pension contributions and other postretirement benefit payments	(23)	(33)
(Gain) loss on translation of foreign currency denominated deferred income taxes	(12)	69
Loss (gain) on translation of foreign currency denominated pension and other postretirement benefit obligations	16	(82)
Loss on commodity contracts	14	—
Net planned major maintenance (payments) amortization	(3)	6
Changes in working capital:
Accounts receivable	(51)	(20)
Inventories	(50)	(29)
Other current assets	—	(6)
Accounts payable and other	2	(18)
Other, net	10	(7)
Net cash provided by (used in) operating activities	74	(49)
Cash flows from investing activities:
Cash invested in fixed assets	(14)	(21)
Acquisition of business, net of cash acquired	—	(174)
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	(32)	(15)
Other investing activities, net	3	4
Net cash used in investing activities	(43)	(206)
Cash flows from financing activities:
Net borrowings under revolving credit facilities	—	189
Issuance of long-term debt	300	—
Proceeds from long-term debt	—	180
Repayments of debt	(376)	(1)
Purchases of treasury stock	(17)	—
Payments of financing fees	(6)	—
Net cash (used in) provided by financing activities	(99)	368
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	—	(3)
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(68)	$110
Cash and cash equivalents, and restricted cash:
Beginning of period	$159	$42
End of period	$91	$152
Cash and cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$33	$116
Restricted cash (included in “Other current assets”)	$18	$—
Restricted cash (included in “Other assets”)	$40	$36
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
Financial statements
Our interim consolidated financial statements and accompanying notes (or, the “Consolidated Financial Statements”) are unaudited and have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (or, the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (or, “GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the unaudited interim Consolidated Financial Statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year. These unaudited interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021. Certain prior period amounts in the notes to our Consolidated Financial Statements have been reclassified to conform to the 2021 presentation.
New accounting pronouncement adopted in 2021
ASU 2019-12 “Simplifying the Accounting for Income Taxes”
Effective January 1, 2021, we adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes,” issued by the Financial Accounting Standards Board (or, “FASB”) in 2019, which removes the specific exceptions to the general principles in ASC 740, “Income Taxes,” and clarifies certain aspects of the existing guidance. The adoption of this accounting guidance did not impact our Consolidated Financial Statements and disclosures.
Accounting pronouncement not yet adopted as of March 31, 2021
ASU 2020-04 “Reference Rate Reform”
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” amended in January by ASU 2021-01, “Reference Rate Reform - Scope,” which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This update provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform. This update is effective as of March 12, 2020, through December 31, 2022. We are currently evaluating this accounting guidance and have not elected an adoption date. We do not expect this accounting guidance to materially impact our results of operations or financial position.
Note 2. Other (Expense) Income, Net
Other (expense) income, net for the three months ended March 31, 2021 and 2020, was comprised of the following:

	Three Months Ended March 31,
(Unaudited, in millions)	2021	2020
Foreign exchange (loss) gain	$(5)	$23
(Loss) gain on commodity contracts (1)	(37)	4
Miscellaneous (expense) income	(3)	1
	$(45)	$28
(1)    Principally related to lumber futures contracts, of which a $14 million loss was unrealized for the three months ended March 31, 2021.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 3. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the three months ended March 31, 2021 and 2020, was as follows:

(Unaudited, in millions)	Unamortized Prior Service Cost	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2020	$(1)	$(1,307)	$(6)	$(1,314)
Other comprehensive income before reclassifications (1)	—	22	—	22
Amounts reclassified from accumulated other comprehensive loss	(1)	15	—	14
Net current period other comprehensive (loss) income	(1)	37	—	36
Balance as of March 31, 2021	$(2)	$(1,270)	$(6)	$(1,278)
(1)    The indefinite idling of the Amos and Baie-Comeau (Quebec) mills triggered curtailment and remeasurement of the pension and other postretirement benefit (or, “OPEB”) obligations related to their plans as of March 31, 2021, resulting in a curtailment gain of $8 million and an actuarial gain of $22 million, totaling $30 million ($22 million net of tax).

(Unaudited, in millions)	Unamortized Prior Service Credit	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2019	$16	$(1,189)	$(6)	$(1,179)
Other comprehensive loss before reclassifications	—	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss	(15)	14	—	(1)
Net current period other comprehensive (loss) income	(15)	14	(1)	(2)
Balance as of March 31, 2020	$1	$(1,175)	$(7)	$(1,181)
The reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020, were comprised of the following:

	Three Months Ended March 31,
(Unaudited, in millions)	2021	2020	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Costs or Credits
Amortization of prior service costs or credits	$—	$(1)	Non-operating pension and other postretirement benefit credits (1)
Curtailment gain	(1)	(14)	Non-operating pension and other postretirement benefit credits (1)
	—	—	Income tax provision
Net of tax	(1)	(15)
Unamortized Actuarial Losses
Amortization of actuarial losses	19	14	Non-operating pension and other postretirement benefit credits (1)
Other items	—	3
	(4)	(3)	Income tax provision
Net of tax	15	14
Total Reclassifications	$14	$(1)
(1)These items are included in the computation of net periodic benefit cost (credit) related to our pension and OPEB plans summarized in Note 9, “Employee Benefit Plans.”

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 4. Net Income (Loss) Per Share
The reconciliation of the basic and diluted net income (loss) per share for the three months ended March 31, 2021 and 2020, was as follows:

	Three Months Ended March 31,
(Unaudited, in millions, except per share amounts)	2021	2020
Numerator:
Net income (loss) attributable to Resolute Forest Products Inc.	$87	$(1)
Denominator:
Weighted-average number of Resolute Forest Products Inc. common shares outstanding	81.2	88.1
Dilutive impact of nonvested stock unit awards	0.7	—
Diluted weighted-average number of Resolute Forest Products Inc. common shares outstanding	81.9	88.1
Net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$1.07	$(0.01)
Diluted	$1.06	$(0.01)
The weighted-average number of outstanding stock options and nonvested equity-classified restricted stock units, deferred stock units and performance stock units (collectively, “stock unit awards”) that were excluded from the calculation of diluted net income (loss) per share, as their impact would have been antidilutive, for the three months ended March 31, 2021 and 2020, was as follows:

	Three Months Ended March 31,
(Unaudited, in millions)	2021	2020
Stock options	0.8	1.0
Stock unit awards	—	1.5
Note 5. Inventories, Net
Inventories, net as of March 31, 2021 and December 31, 2020, were comprised of the following:

(Unaudited, in millions)	March 31, 2021	December 31, 2020
Raw materials	$157	$132
Work in process	53	46
Finished goods	137	120
Mill stores and other supplies	165	164
	$512	$462
Note 6. Other Assets
Other assets include countervailing and anti-dumping duty cash deposits on softwood lumber of $224 million and $51 million, respectively, as of March 31, 2021, and of $194 million and $49 million, respectively, as of December 31, 2020. See Note 11, “Commitments and Contingencies” for more information.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 7. Accounts Payable and Other
Accounts payable and other as of March 31, 2021 and December 31, 2020, were comprised of the following:

(Unaudited, in millions)	March 31, 2021	December 31, 2020
Trade accounts payable	$275	$251
Accrued compensation	63	76
Accrued interest	3	4
Pension and other postretirement benefit obligations	15	14
Income and other taxes payable	3	5
Derivative financial instruments (1)	14	—
Other	25	19
	$398	$369
(1)    As of March 31, 2021, we had 1,000 outstanding lumber futures contracts of 110,000 board feet each, at an average price of $815.70 per 1,000 board feet with various maturity dates in 2021, representing the majority of our derivative financial instruments.
Note 8. Long-Term Debt
Overview
Long-term debt, including current portion, as of March 31, 2021 and December 31, 2020, was comprised of the following:

(Unaudited, in millions)	March 31, 2021	December 31, 2020
4.875% senior unsecured notes due 2026:
Principal amount	$300	$—
Deferred financing costs	(6)	—
Total 4.875% senior unsecured notes due 2026	294	—
5.875% senior unsecured notes due 2023:
Principal amount	—	375
Deferred financing costs	—	(2)
Unamortized discount	—	(1)
Total 5.875% senior unsecured notes due 2023	—	372
Senior secured credit facility - Term loans due 2030	180	180
Finance lease obligations	8	9
Total debt	482	561
Less: Current portion of finance lease obligations	(2)	(2)
Long-term debt, net of current portion	$480	$559
Senior Unsecured Notes
2026 Notes
On February 2, 2021, we issued $300 million aggregate principal amount of 4.875% senior unsecured notes due 2026 (or, the “2026 Notes”) at an issue price of 100%, pursuant to an indenture as of that date (or, the “indenture”). Upon their issuance, the 2026 Notes were recorded at their fair value of $300 million. Interest on the 2026 Notes is payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2021, until their maturity date of March 1, 2026. In connection with the issuance of the 2026 Notes, we incurred financing costs of $6 million, which were deferred and recorded as a reduction of the principal. Deferred financing costs are amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
The 2026 Notes are guaranteed by current and future wholly-owned U.S. subsidiaries that guarantee the ABL Credit Facility and the Senior Secured Credit Facility (each, as defined and discussed below). The notes are unsecured and effectively junior to indebtedness under each of the ABL Credit Facility, the Senior Secured Credit Facility, the Loan Facility and future secured indebtedness to the extent of the value of the collateral that secures such indebtedness. In addition, the notes are structurally subordinated to all existing and future indebtedness (including the Loan Facility) and other liabilities of our subsidiaries that do not guarantee the notes, including all our non-U.S. subsidiaries.

The terms of the indenture impose certain restrictions, subject to a number of exceptions and qualifications, including limits on our ability to: incur additional indebtedness or issue certain preferred shares; make dividend payments on or make other distributions in respect of our capital stock or make other restricted payments; make certain investments; sell certain assets; create liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with our affiliates.

In the event of specified change of control triggering events, we shall be required to offer to repurchase the 2026 Notes at 101% of the principal amount, plus accrued and unpaid interest.
On or after March 1, 2023, we may redeem the notes at our option, in whole at any time or in part from time to time, at redemption prices equal to a percentage of the principal amount plus accrued and unpaid interest, as follows:

Year (beginning March 1)	Redemption Price
2023	102.438%
2024	101.219%
2025 and thereafter	100.000%
The fair value of the 2026 Notes (Level 1) was $301 million as of March 31, 2021.
2023 Notes
We issued $600 million in aggregate principal amount of 5.875% senior unsecured notes due 2023 (or, the “2023 Notes”) on May 8, 2013. Upon their issuance, the 2023 Notes were recorded at their fair value of $594 million, which reflected a discount of $6 million that was being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the 2023 Notes, resulting in an effective interest rate of 6%. Interest on the 2023 Notes was payable semi-annually beginning November 15, 2013. In connection with the issuance of the 2023 Notes, we incurred financing costs of $9 million, which were deferred and recorded as a reduction of the 2023 Notes. Deferred financing costs were amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the 2023 Notes.
On January 3, 2019, we repurchased $225 million in aggregate principal amount of the 2023 Notes, pursuant to a notes purchase agreement entered into on December 21, 2018, with certain noteholders, at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.
On February 2, 2021, we placed the net proceeds from the issuance of the 2026 Notes together with additional cash, into trust for the benefit of the holders of the 2023 Notes to redeem all of the $375 million aggregate principal amount of the 2023 Notes (or, the “Redemption”) at a price of 100% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. The Redemption occurred on February 18, 2021. As a result of the repurchase, we recorded a net loss on extinguishment of debt of $3 million in “Other (expense) income, net” in our Consolidated Statement of Operations for the three months ended March 31, 2021.
The fair value of the 2023 Notes (Level 1) was $375 million as of December 31, 2020.
Senior Secured Credit Facility
On September 7, 2016, we entered into a senior secured credit facility for up to $185 million. This senior secured credit facility provided a term loan of $46 million with a maturity date of September 7, 2025, and a revolving credit facility of up to $139 million with a maturity date of September 7, 2022. On October 28, 2019, we entered into an amended and restated senior secured credit facility (or, the “Senior Secured Credit Facility”) for up to $360 million, replacing our existing $185 million senior secured credit facility. The Senior Secured Credit Facility provided a term loan facility of up to $180 million with a delayed draw period of up to three years, and the choice of maturities of six to ten years from the date of drawing (or, the “Term Loan Facility”), and a six-year revolving credit facility of up to $180 million with a maturity date of October 28, 2025 (or, the

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
“Revolving Credit Facility”). On October 28, 2019, we repaid our $46 million term loan by borrowing under the Revolving Credit Facility. In March 2020, we borrowed $180 million in term loans under the Term Loan Facility for ten years, maturing in March 2030. There is also an uncommitted option to increase the Senior Secured Credit Facility by up to an additional $360 million, subject to certain terms and conditions. The obligations under the Senior Secured Credit Facility are guaranteed by certain of our material U.S. subsidiaries.
As of March 31, 2021, we had $180 million of availability under the Revolving Credit Facility, which was undrawn. The fair value of the Term Loan Facility (Level 2) approximated its carrying value and was bearing interest at LIBOR plus a spread of 2.13% as of both March 31, 2021 and December 31, 2020.
On April 19, 2021, we entered into a first amendment to the amended and restated Senior Secured Credit Facility. For more information, see Note 14, “Subsequent Event,” to our consolidated Financial Statements.
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
Effective January 21, 2021, we reduced the commitment under the Canadian tranche of our senior secured asset-based revolving credit facility by $50 million, to $250 million, resulting in an aggregate commitment of $450 million, subject to borrowing base limitations. The obligations under the ABL Credit Facility are guaranteed by certain of our material subsidiaries.
As of March 31, 2021, we had $293 million of availability under the ABL Credit Facility, which was undrawn except for $67 million of ordinary course letters of credit outstanding.
Loan Facility
On November 4, 2020, our Canadian subsidiary, Resolute FP Canada Inc., entered into a secured delayed draw term loan facility (or, the “Loan Facility”) with Investissement Québec as lender for up to C$220 million ($175 million as of March 31, 2021), subject to borrowing base availability based on 75% of the countervailing and anti-dumping duty deposits imposed by the U.S. Department of Commerce and collected by Customs and Border Protection Agency on U.S. imports of applicable softwood lumber products produced at sawmills of the Borrower and its affiliates located in the province of Quebec, Canada from April 28, 2017 to December 31, 2022. The Loan Facility will bear interest at a floating rate equal to 1.45% above the one month Canadian banker’s acceptance rate. The principal shall be repayable in monthly installments over a period of eight years after an interest only period of two years from the date of the first draw. The Loan Facility is subject to prepayment requirements under certain conditions and may be repaid earlier without premium or penalty, but subject to prepayment of accrued and unpaid interest. The Loan Facility provides for a maximum of ten draws and the fulfillment of certain conditions upon each draw. Borrowings are subject to certain restrictions.
As of March 31, 2021, we had C$185 million ($147 million) of borrowing base availability under the Loan Facility, which was undrawn.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 9. Employee Benefit Plans
Pension and other postretirement benefit plans
The components of net periodic benefit costs (credits) relating to our pension and OPEB plans for the three months ended March 31, 2021 and 2020, were as follows:
Pension Plans:

	Three Months Ended March 31,
(Unaudited, in millions)	2021	2020
Interest cost	$33	$38
Expected return on plan assets	(54)	(56)
Amortization of actuarial losses	21	15
Non-operating pension credits	—	(3)
Service cost	4	4
Net periodic benefit costs before special events	4	1
Other (gain) loss	(1)	3
	$3	$4
OPEB Plans:

	Three Months Ended March 31,
(Unaudited, in millions)	2021	2020
Interest cost	$1	$1
Amortization of actuarial gains	(2)	(1)
Amortization of prior service credits	—	(1)
Non-operating other postretirement benefit credits	(1)	(1)
Service cost	—	—
Net periodic benefit credits before special events	(1)	(1)
Curtailment gain	—	(14)
	$(1)	$(15)
Defined contribution plans
Our expense for the defined contribution plans totaled $5 million and $4 million for the three months ended March 31, 2021 and 2020, respectively.
U.S. pension funding
The recently passed American Rescue Plan Act of 2021 includes provisions that allow for interest rate smoothing of pension funding deficits to minimize the impact of lower interest rates on liabilities. It also extends the amortization period for funding shortfalls from seven years to 15 years under the current rules. As the implementing guidance should be issued later this year, it is not yet possible to determine the impact on our 2021 funding.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 10. Income Taxes
The income tax provision attributable to income before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the three months ended March 31, 2021 and 2020, as a result of the following:

	Three Months Ended March 31,
(Unaudited, in millions)	2021	2020
Income before income taxes	$128	$26
Income tax provision:
Expected income tax provision	(27)	(5)
Changes resulting from:
Valuation allowance on our U.S. operations	8	(9)
Foreign exchange	2	(12)
U.S. tax on non-U.S. earnings	(18)	—
State income taxes, net of federal income tax benefit	2	2
Foreign tax rate differences	(8)	(3)
Other, net	1	—
	$(40)	$(27)
Note 11. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of March 31, 2021, will not have a material adverse effect on our Consolidated Financial Statements.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Customs”) at a rate of 12.82% for estimated countervailing duties on the vast majority of our U.S. imports of softwood lumber products produced at our Canadian sawmills. The preliminary rate remained in effect until August 26, 2017. Commerce changed the rate in its final affirmative determination on November 2, 2017, but the new rate did not take effect until December 28, 2017, following the ITC’s final affirmative determination and the publication by Commerce of a countervailing duty order. Until November 30, 2020, we have been required to resume paying cash deposits to U.S. Customs at a rate of 14.70% for the vast majority of our U.S. imports of Canadian-produced softwood lumber products. On December 1, 2020, Commerce issued its final results in the countervailing duties first administrative review and established our new rate at 19.10% for countervailing duties. This rate will apply until Commerce sets a new duty rate in subsequent administrative reviews, or a new rate may be set through a remand determination by a binational panel formed pursuant to the North American Free Trade Agreement or United States-Mexico-Canada Agreement, as the case may be (or, “Panel”) on appeal. During the three months ended March 31, 2021, we made additional cash deposits of $30 million, bringing our total to $224 million.
On June 26, 2017, Commerce announced its preliminary determination in the anti-dumping investigation and, as a result, after June 30, 2017, we were required to pay cash deposits to U.S. Customs at a rate of 4.59% for estimated anti-dumping duties on the vast majority of our U.S. imports of softwood lumber products produced at our Canadian sawmills. On November 2, 2017, Commerce announced its final affirmative determination in the anti-dumping investigation and, as a result, from November 8, 2017 to November 29, 2020, we have been required to pay cash deposits to U.S. Customs, at a rate of 3.20% for the vast majority of our U.S. imports of Canadian-produced softwood lumber products. On November 30, 2020, Commerce issued its final results in the anti-dumping first administrative review and established our new rate at 1.15% for anti-dumping duties. This rate will apply until Commerce sets a duty rate in subsequent administrative reviews, or a new rate may be set through a remand determination by a Panel on appeal. During the three months ended March 31, 2021, we made additional cash deposits of $2 million, bringing our total to $51 million.
On April 1, 2019, Commerce published a notice initiating the administrative reviews of the countervailing duty and anti-dumping orders on softwood lumber products from Canada and we were selected as a mandatory respondent in these administrative reviews. On March 10, 2020, Commerce published a notice initiating the second administrative review of the countervailing duty and anti-dumping orders on softwood lumber products from Canada. We were selected as a mandatory respondent for the second administrative review of the countervailing duty order and we are in the process of responding to Commerce with the information required. On March 4, 2021, Commerce published a notice initiating the third administrative review of the countervailing duty and anti-dumping orders on softwood lumber products from Canada and we were selected as a mandatory respondent for the third administrative review of the countervailing duty order.
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
Fibrek acquisition
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.40% of the outstanding Fibrek Inc. shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order by the Quebec Superior Court in Canada (or, “Quebec Superior Court”) approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. On September 26, 2019, the Quebec

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Superior Court rendered a decision fixing the fair value of the shares of the dissenting shareholders at C$1.99 per share, or C$31 million in aggregate, plus interest and an additional indemnity, for a total then estimated at C$44 million payable in cash. We had previously accrued C$14 million for the payment of the dissenting shareholders’ claims. Following the court decision, we accrued an additional C$30 million ($23 million). Of the total amount of C$44 million, C$19 million ($14 million) was payable immediately and paid on October 2, 2019. The remaining balance of C$26 million as of March 31, 2021 and December 31, 2020 ($21 million and $20 million as of March 31, 2021 and December 31, 2020, respectively), which includes accrued interest, is recorded in “Other liabilities” in our Consolidated Balance Sheets. We are appealing the decision, therefore the payment of any additional consideration and its timing will depend on the outcome of the appeal. On November 13, 2019, a legal hypothec in the amount of C$30 million was registered on our Saint-Félicien (Quebec) immovable and movable property to secure the payment of any additional amounts following the outcome of the appeal. The hearing in this matter has not yet been scheduled but is expected to occur in 2021.
Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or, the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to C$150 million ($119 million), would have to be funded if we do not obtain the relief sought. The hearing in this matter has not yet been scheduled but could occur in 2021.
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
We have environmental liabilities of $15 million recorded as of both March 31, 2021 and December 31, 2020, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and other” and “Other liabilities” in our Consolidated Balance Sheets.
We also have asset retirement obligations of $26 million and $25 million recorded as of March 31, 2021 and December 31, 2020, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets. These liabilities are included in “Accounts payable and other” and “Other liabilities” in our Consolidated Balance Sheets.
Note 12. Share Capital
On March 2, 2020, our board of directors authorized a share repurchase program of up to 15% of our common stock, for an aggregate consideration of up to $100 million. During the three months ended March 31, 2021, we repurchased 1.7 million shares at a cost of $17 million. No shares were repurchased during the three months ended March 31, 2020.

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
Information about certain segment data for the three months ended March 31, 2021 and 2020, was as follows:

(Unaudited, in millions)	Market Pulp (1)	Tissue	Wood Products (2)	Paper	Segment Total	Corporate and Other	Total
Sales
First three months
2021	$176	$42	$430	$225	$873	$—	$873
2020	$177	$49	$174	$289	$689	$—	$689
Depreciation and amortization
First three months
2021	$6	$5	$11	$15	$37	$4	$41
2020	$6	$4	$11	$17	$38	$4	$42
Operating income (loss)
First three months
2021	$4	$(2)	$221	$(24)	$199	$(22)	$177
2020	$(3)	$2	$5	$(3)	$1	$(9)	$(8)
(1)Inter-segment sales of $7 million for both the three months ended March 31, 2021 and 2020, which were transacted either at the lowest market price of the previous month or cost, were excluded from market pulp sales.
(2)Wood products sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $13 million and $5 million for the three months ended March 31, 2021 and 2020, respectively.
Note 14. Subsequent Event
The following significant event occurred subsequent to March 31, 2021:
•On April 19, 2021 (or, the “Effective Date”), we entered into a first amendment to the amended and restated senior secured credit facility (or, the “Senior Secured Credit Facility”) entered into on October 28, 2019. The amount available under the Senior Secured Credit Facility remains unchanged for up to $360 million and is comprised of a term loan facility of up to $180 million with a delayed draw period of up to three years and the choice of maturities of six to ten years from the date of drawing (or, the “Term Loan Facility”); and a six-year revolving credit facility of up to $180 million (or, the “Revolving Credit Facility”). On the Effective Date, we repaid our $180 million of term loans under the pre-amended Senior Secured Credit Facility with a combination of proceeds of borrowings under the Revolving Credit Facility and cash on hand. The amendment then reinstated the full amount of the Term Loan Facility. There is also an uncommitted option to increase the Senior Secured Credit Facility by up to an additional $360 million, subject to certain terms and conditions.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
The obligations under the Senior Secured Credit Facility continue to be guaranteed by certain material U.S. subsidiaries of the Company and remain secured by first priority liens on assets of our Calhoun (Tennessee) facility. Interest rates under the Amended Senior Secured Credit Facility are based, at the Company’s election, on either a floating rate based on the LIBOR, or a base rate, in each case plus a spread over the index. For loans under the Term Loan Facility, the applicable spread ranges from 0.5% to 1.4% for base rate loans, from 1.5% to 2.4% for LIBOR rate loans, and from 1.7% to 2.1% for fixed rate loans. For the Revolving Credit Facility, the applicable spread ranges from 0.5% to 1.0% for base rate loans, and from 1.5% to 2.0% for LIBOR rate loans. The amended credit agreement contains customary covenants, representations and warranties, and events of default.

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF THIRD-PARTY DATA
Statements in this Form 10-Q that are not reported financial results or other historical information of Resolute Forest Products are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to the impact of the novel coronavirus (or, “COVID-19”) pandemic and resulting economic conditions on our business, results of operations and market price of our securities, and to our: efforts and initiatives to reduce costs, increase revenues, and improve profitability; business and operating outlook; future pension obligations; assessment of market conditions; growth strategies and prospects, and the growth potential of the Company and the industry in which we operate; liquidity; future cash flows, including as a result of the changes to our pension funding obligations; estimated capital expenditures; and strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “see,” “anticipate,” “continue,” “attempt,” “project,” “progress,” “build,” “pursue,” “plan,” “grow,” “allow,” “look” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs, and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations, and performance to differ materially from those expressed or implied in this Form 10-Q include, but are not limited to, the impact of: the COVID-19 pandemic on our business and resulting economic conditions; developments in non-print media, including changes in consumer habits, and the effectiveness of our responses to these developments; intense competition in the forest products industry; any inability to offer products certified to globally recognized forestry management and chain of custody standards; any inability to successfully implement our strategies to increase our earnings power; the possible failure to successfully integrate acquired businesses with ours or to realize the anticipated benefits of acquisitions, such as our entry into wood manufacturing in the U.S., and tissue production and sales, or divestitures or other strategic transactions or projects, including loss of synergies following business divestitures; uncertainty or changes in political or economic conditions in the U.S., Canada or other countries in which we sell our products, including the effects of pandemics; global economic conditions; the highly cyclical nature of the forest products industry; any difficulties in obtaining timber or wood fiber at favorable prices, or at all; changes in the cost of purchased energy and other raw materials; physical, financial and regulatory risks associated with global, regional, and local weather conditions, and climate change; any disruption in operations or increased labor costs due to labor disputes or occupational health and safety issues; difficulties in our employee relations or in employee attraction or retention; disruptions to our supply chain, operations, or the delivery of our products, including due to public health epidemics; disruptions to our information technology systems including cybersecurity and privacy incidents; risks related to the operation and transition of legacy system applications; negative publicity, even if unjustified; currency fluctuations; any increase in the level of required contributions to our pension plans, including as a result of any increase in the amount by which they are underfunded; our ability to maintain adequate capital resources to provide for all of our substantial capital requirements; the terms of our outstanding indebtedness, which could restrict our current and future operations; changes relating to the London Interbank Offered Rate (or, the “LIBOR”), which could impact our borrowings under our credit facilities; losses that are not covered by insurance; any shutdown of machines or facilities, restructuring of operations or sale of assets resulting in any additional closure costs and long-lived asset or goodwill impairment or accelerated depreciation charges; any need to record additional valuation allowances against our recorded deferred income tax assets; our exports from one country to another country becoming or remaining subject to duties, cash deposit requirements, border taxes, quotas, or other trade remedies or restrictions; countervailing and anti-dumping duties on imports to the U.S. of the vast majority of our softwood lumber products produced at our Canadian sawmills; any failure to comply with laws or regulations generally; any additional environmental or health and safety liabilities; any violation of trade laws, export controls, or other laws relating to our international sales and operations; adverse outcomes of legal proceedings, claims and governmental inquiries, investigations, and other disputes in which we are involved; the actions of holders of a significant percentage of our common stock; and the potential risks and uncertainties set forth under Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (or, the “SEC”) on March 1, 2021 (or, the “2020 Annual Report”), which have been heightened by the COVID-19 pandemic, including related governmental responses and economic impacts, market disruptions and resulting changes in consumer habits.
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

Our Business
For information relating to our products, strategy and highlights, sustainable development and performance, and power generation assets, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Our Business” in our 2020 Annual Report.
First Quarter Overview
Impact of the COVID-19 pandemic
We have sustained operations across all of our business segments through the COVID-19 pandemic, but we had to take certain measures in the face of the dramatic reduction in economic activity, particularly for marketing-dependent products like newspapers, inserts, flyers and commercial paper. During the quarter, the Company announced the indefinite idling of its Amos and Baie-Comeau (Quebec) paper mills, which were temporarily idled since spring 2020, as a result of market conditions and the impacts of the pandemic, reducing our run-rate newsprint capacity by 25% (equivalent to 43,000 metric tons per month).
Senior Unsecured Notes
On February 2, 2021, we issued $300 million aggregate principal amount of 4.875% senior unsecured notes due 2026 (or, the “2026 Notes”) at an issue price of 100% pursuant to an indenture as of that date. We used the net proceeds of the 2026 Notes, together with cash on hand, to redeem all of the outstanding $375 million aggregate principal amount of our 5.875% senior notes due 2023, at a price of 100% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. The redemption occurred on February 18, 2021.
See below under “Liquidity and Capital Resources – Capital Resources” for more information
Amendment to Senior Secured Credit Facility
On April 19, 2021, we amended the Senior Secured Credit Facility agreement in order to repay the $180 million of pre-amended term loans, extend the maturity date of the revolving credit facility from 2025 to 2027, reduce the spread on the term loan facility by up to 10 basis points, and reinstate in full the $180 million Term Loan Facility. For more information, see Note 14, “Subsequent Event,” to our Consolidated Financial Statements.

Three months ended March 31, 2021 vs. March 31, 2020
Our operating income was $177 million in the quarter, compared to an operating loss of $8 million in the first quarter of 2020. Excluding special items, our operating income was $180 million, compared to an operating loss of $10 million in the year-ago period. Special items are described below.
Our net income in the quarter was $87 million, or $1.06 per diluted share, compared to a net loss of $1 million, or $0.01 per share, in the year-ago period. Our net income in the quarter, excluding special items, was $119 million, or $1.45 per diluted share, compared to a net loss of $29 million, or $0.33 per share, in the year-ago period.

Three Months Ended March 31, 2021	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$177	$87	$1.06
Adjustments for special items:
Closure costs, impairment and other related charges	3	3	0.03
Non-operating pension and other postretirement benefit credits	—	(2)	(0.02)
Other expense, net	—	45	0.55
Income tax effect of special items	—	(14)	(0.17)
Adjusted for special items (1)	$180	$119	$1.45

Three Months Ended March 31, 2020	Operating Loss	Net Loss	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(8)	$(1)	$(0.01)
Adjustments for special items:
Closure costs, impairment and other related charges	(2)	(2)	(0.02)
Non-operating pension and other postretirement benefit credits	—	(15)	(0.17)
Other income, net	—	(28)	(0.32)
Income tax effect of special items	—	17	0.19
Adjusted for special items (1)	$(10)	$(29)	$(0.33)
(1)Operating income (loss), net income (loss) and net income (loss) per share (or, “EPS”), in each case as adjusted for special items, are not financial measures recognized under U.S. generally accepted accounting principles (or, “GAAP”). We calculate operating income (loss), as adjusted for special items, as operating income (loss) from our Consolidated Statements of Operations, adjusted for items such as closure costs, impairment, and other related charges that are excluded from our segment’s performance from GAAP operating income (loss). We calculate net income (loss), as adjusted for special items, as net income (loss) from our Consolidated Statements of Operations, adjusted for the same special items applied to operating income (loss), in addition to non-operating pension and other postretirement benefit (or, “OPEB”) costs and credits, other income and expense, net, and the income tax effect of the special items. EPS, as adjusted for special items, is calculated as net income (loss), as adjusted for special items, per diluted share. We believe that using these non-GAAP measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to compare our operations and financial performance from period to period. Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

RESULTS OF OPERATIONS
Consolidated Results
Selected financial information

	Three Months Ended March 31,
(Unaudited, in millions, except per share amounts)	2021	2020
Sales	$873	$689
Operating income (loss) per segment:
Market pulp	$4	$(3)
Tissue	(2)	2
Wood products	221	5
Paper	(24)	(3)
Segment total	199	1
Corporate and other	(22)	(9)
Operating income (loss)	$177	$(8)
Net income (loss) attributable to Resolute Forest Products Inc.	$87	$(1)
Net income (loss) per common share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$1.07	$(0.01)
Diluted	$1.06	$(0.01)
Adjusted EBITDA (1)	$221	$32

(Unaudited, in millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$33	$113
Total assets	$3,728	$3,730
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

	Three Months Ended March 31,
(Unaudited, in millions)	2021	2020
Net income (loss) including noncontrolling interest	$88	$(1)
Interest expense	6	9
Income tax provision	40	27
Depreciation and amortization	41	42
EBITDA	$175	$77
Closure costs, impairment and other related charges	3	(2)
Non-operating pension and other postretirement benefit credits	(2)	(15)
Other expense (income), net	45	(28)
Adjusted EBITDA	$221	$32

Three months ended March 31, 2021 vs. March 31, 2020
Operating income (loss) variance analysis
Sales
Sales increased by $184 million compared to the year-ago period, to $873 million. Pricing had a favorable impact of $253 million, mainly as a result of an increase in the average transaction price for wood products and market pulp, up by 123% and 11%, respectively. Lower volume reduced sales by $70 million, mainly reflecting lower shipments of paper and market pulp, partly offset by higher shipments of wood products.
Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs (or, “COS”) decreased by $2 million compared to the year-ago period. After removing the effects of lower volume and the stronger Canadian dollar, COS increased by $36 million, largely reflecting:
•higher fiber costs ($13 million) mainly reflecting higher stumpage costs related to current wood prices;
•an expense related to a process improvement project ($12 million);
•higher labor costs ($6 million); and
•unfavorable maintenance costs ($5 million) mainly related to timing of outages.
Distribution costs
After removing the effect of lower volume and the stronger Canadian dollar, distribution costs decreased by $4 million mainly due to favorable destination mix.
Selling, general and administrative expenses
SG&A expenses increased by $12 million in the quarter compared to the same period last year, mainly due to higher incentive plan expense, which is based on company performance, and higher stock-based compensation expense.
Closure costs, impairment and other related charges
In the first quarter of 2021, we recorded closure costs, impairment and other related charges of $3 million, related to the indefinite idling of our Amos and Baie-Comeau paper mills. This compares to the reversal of $2 million of closure costs, impairment and other related charges in the year-ago period, related to the indefinite idling of our paper mill at Augusta (Georgia).

Net income (loss) variance analysis
Non-operating pension and other postretirement benefit credits
We recorded non-operating pension and OPEB credits of $2 million in the quarter, compared to $15 million in the year-ago period. The difference mainly reflects: an OPEB curtailment gain ($14 million) and pension special termination benefit cost ($3 million) related to the indefinite idling of our Augusta mill in the prior period, and higher amortization of actuarial losses in the current period ($5 million); partly offset by lower interest cost ($5 million) in the current period.
Other (expense) income, net
We recorded other expense, net of $45 million in the quarter, compared to other income, net of $28 million in the year-ago period. The difference mainly reflects a loss on commodity contracts of $37 million principally related to lumber futures contracts and a foreign exchange loss of $5 million, compared to a foreign exchange gain of $23 million in the year-ago period. See Note 2, “Other (Expense) Income, Net,” and Note 7, “Accounts Payable and Other” to our Consolidated Financial Statements for more information on the loss on commodity contracts and outstanding contracts that remain subject to potential fair value changes.
Income taxes
We recorded an income tax provision of $40 million in the quarter on income before income taxes of $128 million, compared to an expected income tax provision of $27 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: U.S. tax on non-U.S. earnings ($18 million); foreign tax rate differences ($8 million); partly offset by a valuation allowance reversal related to our U.S. operations ($8 million) where we recognize a full valuation allowance against our net deferred income tax assets.
In the first quarter of 2020, we recorded an income tax provision of $27 million, on income before income taxes of $26 million, compared to an expected income tax provision of $5 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: foreign exchange items ($12 million); and a valuation allowance related to our U.S. operations ($9 million) where we recognize a valuation allowance against virtually all of our net deferred income tax assets.

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

MARKET PULP
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2021	2020
Sales	$176	$177
Operating income (loss) (1)	$4	$(3)
EBITDA (2)	$10	$3
(In thousands of metric tons)
Shipments	272	303
Downtime	25	—

	March 31,
(Unaudited, in thousands of metric tons)	2021	2020
Finished goods inventory	46	69
(1)Net income (loss) including noncontrolling interest is equal to operating income (loss) in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2021	2020
Net income (loss) including noncontrolling interest	$4	$(3)
Depreciation and amortization	6	6
EBITDA	$10	$3
Industry trends
World demand for chemical pulp decreased by 4.0% in the first two months of 2021 compared to the year-ago period, reflecting a decrease in Western Europe and China of 5.7% and 1.5%, respectively, while North America increased by 9.9%. World capacity decreased by 1.5% compared to last period.

World demand for softwood pulp fell by 8.4% in the first two months of 2021, reflecting a decrease of 13.4% and 3.4% in China and Western Europe, respectively, while North America stayed stable. The operating rate was 87%.
In the same period, world demand for hardwood pulp fell by 2.5%, with shipments to Western Europe down by 8.1%, while shipments to North America and China were up by 23.7% and 4.5%. The operating rate was 89%.
Three months ended March 31, 2021 vs. March 31, 2020
Operating income (loss) variance analysis

**MARKET PULP**
*(Unaudited, in millions)*

(3)
(18)
17
11
(1)
(4)
2
1
(1)
4
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'20 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q1'21 OPERATING INCOME

Sales
Sales remained essentially unchanged in the quarter at $176 million. Lower sales volume of $18 million was offset by an increase in pricing of $17 million, reflecting an increase in the average transaction price of $62 per metric ton due to a price increase across all pulp grades.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of lower volume and the stronger Canadian dollar, our manufacturing costs remained essentially unchanged compared to the year-ago period.

TISSUE
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2021	2020
Sales	$42	$49
Operating (loss) income (1)	$(2)	$2
EBITDA (2)	$3	$6
(In thousands of short tons)
Shipments (3)	23	28
Downtime	—	—

	March 31,
(Unaudited, in thousands of short tons)	2021	2020
Finished goods inventory (3)	8	5
(1)Net (loss) income including noncontrolling interest is equal to operating (loss) income in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.
(3)Tissue converted products, which are measured in cases, are converted to short tons.

	Three Months Ended March 31,
(Unaudited, in millions)	2021	2020
Net (loss) income including noncontrolling interest	$(2)	$2
Depreciation and amortization	5	4
EBITDA	$3	$6
Industry trends
Total U.S. tissue consumption grew by 1.3% in the first three months of 2021 compared to the year-ago period. Converted product shipments decreased by 5.6%, where at-home shipments decreased by 5.1%, and away-from-home shipments decreased by 6.7%.

U.S. parent roll production fell by 0.4% in the first three months, and the average industry production-to-capacity ratio decreased to 93%, down from 94% in the year-ago period.
Three months ended March 31, 2021 vs. March 31, 2020
Operating (loss) income variance analysis

**TISSUE**

*(Unaudited, in millions)*

**OPERATING (LOSS) INCOME VARIANCE**

2
(9)
2
7
(3)
1
(1)
(1)
(2)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'20 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q1'21 OPERATING LOSS

Sales
Sales were $7 million lower, or 14%, to $42 million in the quarter. Shipments decreased by 5,000 short tons mainly in away-from-home products, due to the ongoing pandemic. The average transaction price was $80 per short ton higher, due to favorable pricing on converted products.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of lower volume, our manufacturing costs increased by $3 million compared to the year-ago period, mainly due to an expense related to a process improvement project ($2 million) and costs to ramp-up the Hagerstown (Maryland) converting facility acquired in the fourth quarter of 2020 ($1 million).

WOOD PRODUCTS
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2021	2020
Sales	$430	$174
Operating income (1)	$221	$5
EBITDA (2)	$232	$16
(In millions board feet)
Shipments (3)	492	443
Downtime	30	95

	March 31,
(Unaudited, in millions board feet)	2021	2020
Finished goods inventory (3)	143	148
(1)Net income including noncontrolling interest is equal to operating income in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.
(3)Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Three Months Ended March 31,
(Unaudited, in millions)	2021	2020
Net income including noncontrolling interest	$221	$5
Depreciation and amortization	11	11
EBITDA	$232	$16
Industry trends
U.S. housing starts were 1.6 million on a seasonally adjusted basis in the first three months of 2021, up 8.7% from the same period last year, which reflects a 19.3% increase in single-family starts, partially offset by a decrease of 12.5% in multi-family starts.

2x4 – Random Length (or “RL”) #1-2 Kiln Dried Great Lakes (or “KD GL”) price rose by 125.7% in the first three months of 2021 compared to the year ago period, and the 2x4x8 Stud KD GL price rose by 136.9%. The 2x4 – RL #2 KD Southern Pine (Eastside) price increased by 199.2%, and the 2x4 – RL #2 KD Southern Pine (Westside) price was up by 207.0%.
Three months ended March 31, 2021 vs. March 31, 2020
Operating income variance analysis

## WOOD PRODUCTS

*(Unaudited, in millions)*

## OPERATING INCOME VARIANCE

5
19
237
(12)
(23)
(3)
(2)
(1)
2
(1)
221
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
FX
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q1'20 OPERATING INCOME
Q1'21 OPERATING INCOME

Sales
Sales were $256 million higher, or 147%, to $430 million in the quarter, due to the stronger market conditions. Pricing contributed to a $237 million increase in sales, reflecting the increase of the average transaction price by $482 per thousand board feet, or 123%, and volume increased sales by $19 million due to an increase in shipments of 49 million board feet, or 11%.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the COS related the higher volume and stronger Canadian dollar, manufacturing costs increased by $23 million, mainly due to higher fiber costs ($19 million) primarily reflecting higher stumpage costs related to current wood prices.

PAPER
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2021	2020
Sales	$225	$289
Operating loss (1)	$(24)	$(3)
EBITDA (2)	$(9)	$14
(In thousands of metric tons)
Shipments	378	482
Downtime	158	22

	March 31,
(Unaudited, in thousands of metric tons)	2021	2020
Finished goods inventory	87	150
(1)Net loss including noncontrolling interest is equal to operating loss in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2021	2020
Net loss including noncontrolling interest	$(24)	$(3)
Depreciation and amortization	15	17
EBITDA	$(9)	$14
Industry trends
North American newsprint demand fell by 25.0% in the first three months of the year compared to the same period last year. Demand from newspaper publishers fell by 31.4%, while demand from commercial printers declined by 14.6%. The North American shipment-to-capacity ratio was 93%, compared to 87% in the year-ago-period.

Global demand for newsprint fell by 21.0% in the first three months of 2021, with North America down by 25.0%, Western Europe down by 20.0%, and Asia down by 18.7%. Accordingly, the global operating rate increased to 81%, up from 79% in the year-ago period.
North American demand for uncoated mechanical papers contracted by 14.3% in the first quarter of 2021, compared to the year-ago period, reflecting a 19.0% drop in supercalendered grades, and a 10.4% decrease in standard grades. Compared to the first quarter of 2020, the shipment-to-capacity ratio for all uncoated mechanical papers increased to 87%.

Three months ended March 31, 2021 vs. March 31, 2020
Operating loss variance analysis

**PAPER**
*(Unaudited, in millions)*

(3)
(62)
(3)
1
45
(11)
(6)
11
1
2
1
(24)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'20 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q1'21 OPERATING LOSS

Sales
Sales decreased by $64 million, or 22%, to $225 million in the quarter. Shipments decreased by 104,000 metric tons, or 22%, largely reflecting much lower demand levels since the onset of the pandemic and our resulting capacity adjustments.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of lower volume and the stronger Canadian dollar, manufacturing costs increased by $11 million, reflecting:
•an expense related to a process improvement project ($5 million);
•higher labor costs ($3 million); and
•higher energy costs ($2 million).

Corporate and Other
Highlights

	Three Months Ended March 31,
(Unaudited, in millions)	2021	2020
Cost of sales, excluding depreciation, amortization and distribution costs	$—	$(2)
Depreciation and amortization	(4)	(4)
Selling, general and administrative expenses	(15)	(5)
Closure costs, impairment and other related charges	(3)	2
Operating loss	(22)	(9)
Interest expense	(6)	(9)
Non-operating pension and other postretirement benefit credits	2	15
Other (expense) income, net	(45)	28
Income tax provision	(40)	(27)
Net loss including noncontrolling interest	$(111)	$(2)
The table below shows the reconciliation of net loss including noncontrolling interest to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2021	2020
Net loss including noncontrolling interest	$(111)	$(2)
Interest expense	6	9
Income tax provision	40	27
Depreciation and amortization	4	4
EBITDA	(61)	38
Closure costs, impairment and other related charges	3	(2)
Non-operating pension and other postretirement benefit credits	(2)	(15)
Other expense (income), net	45	(28)
Adjusted EBITDA	$(15)	$(7)

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, cash flows provided by operations, and our credit facilities to: fund our operations; make pension contributions; and to finance our working capital, capital expenditures, duty cash deposits and opportunities for our growth and transformation strategy. In addition, from time to time we may use available cash to reduce debt and to return capital to shareholders, including through share repurchases or special dividends. As of March 31, 2021, we had cash and cash equivalents of $33 million and availability of $620 million under our credit facilities.
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
Senior Unsecured Notes
On February 2, 2021, we issued $300 million aggregate principal amount of 4.875% senior notes due 2026 (or, the “2026 Notes”) at an issue price of 100%, pursuant to an indenture as of that date (or, the “indenture”). The 2026 notes are unsecured and are guaranteed by current and future wholly-owned U.S. subsidiaries that guarantee the ABL Credit Facility. Interest on the 2026 Notes is payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2021, until their maturity date of March 1, 2026. In connection with the issuance of the 2026 Notes, we incurred financing costs of $6 million, which were deferred and recorded as a reduction of the principal. These costs are amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes.
On February 2, 2021, we placed the net proceeds from the issuance of the 2026 Notes together with additional cash, into trust for the benefit of the holders of the 2023 Notes to redeem all of the $375 million aggregate principal amount of the 2023 Notes (or, the “Redemption”) at a price of 100% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. The Redemption occurred on February 18, 2021. As a result of the repurchase, we recorded a net loss on extinguishment of debt of $3 million in “Other income, net” in our Consolidated Statement of Operations for the three months ended March 31, 2021.
For more information, see Note 8, “Long-Term Debt – Senior Unsecured Notes,” to our Consolidated Financial Statements.
Senior Secured Credit Facility
On April 19, 2021, we entered into a first amendment to the amended and restated senior secured credit facility entered into on October 28, 2019. The amount available remains unchanged for up to $360 million. For more information, see Note 14, “Subsequent Event,” to our Consolidated Financial Statements.
ABL Credit Facility
Effective January 21, 2021, we reduced the commitment under the Canadian tranche of our senior secured asset-based revolving credit facility by $50 million, to $250 million, resulting in an aggregate commitment of $450 million, subject to borrowing base limitations.
For more information, see Note 8, “Long-Term Debt – ABL Credit Facility,” to our Consolidated Financial Statements.

Flow of Funds
Summary of cash flows
A summary of cash flows for the three months ended March 31, 2021 and 2020, was as follows:

	Three Months Ended March 31,
(Unaudited, in millions)	2021	2020
Net cash provided by (used in) operating activities	$74	$(49)
Net cash used in investing activities	(43)	(206)
Net cash (used in) provided by financing activities	(99)	368
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	—	(3)
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(68)	$110
Three months ended March 31, 2021 vs. March 31, 2020
Net cash provided by (used in) operating activities
We generated $74 million of cash from operating activities in the first quarter of 2021, compared to $49 million of cash used in the year-ago period. The increase is primarily driven by higher profitability.
Net cash used in investing activities
We used $43 million of cash in investing activities in the current period, compared to $206 million in the year-ago period. The difference reflects the acquisition of the U.S. Sawmill Business, net of cash acquired, in the year-ago period ($174 million); partly offset by higher countervailing and anti-dumping duty cash deposits in the current period ($17 million).
Net cash (used in) provided by financing activities
Net cash used in financing activities was $99 million in the first quarter of 2021, compared to cash provided by financing activities of $368 million in the year-ago period. The difference mostly reflects the repayment of the 2023 Notes of $375 million partly offset by the issuance of the 2026 Notes of $300 million, compared to net borrowings under our revolving credit facilities of $189 million and drawing of $180 million in term loans in the year-ago period. In the current period, we also repurchased $17 million of shares.
Employee Benefit Plans
The indefinite idling of the Amos and Baie-Comeau mills triggered curtailment and remeasurement of the pension and other postretirement benefit obligations related to their plans as of March 31, 2021, resulting in a curtailment gain of $8 million and in an actuarial gain of $22 million, totaling $30 million ($22 million net of tax).
The recently passed American Rescue Plan Act of 2021 includes provisions that allow for interest rate smoothing of pension funding deficits to minimize the impact of lower interest rates on liabilities. It also extends the amortization period for funding shortfalls from seven years to 15 years under the current rules. While the implementing guidance should be issued later this year, the company expects the net impact of these provisions to provide approximately $30 million of U.S. pension contribution relief per year for at least the next three years. At this time, we are not in a position to determine the impact on our 2021 funding.
Share Repurchase Program
On March 2, 2020, our board of directors authorized a share repurchase program of up to 15% of our common stock, for an aggregate consideration of up to $100 million. During the three months ended March 31, 2021, we repurchased 1.7 million shares at a cost of $17 million. Since the beginning of this share repurchase program, we have repurchased 8.7 million shares for a total cost of $47 million, representing 10% of our common stock. No shares were repurchased during the three months ended March 31, 2020.

RESOLUTE FOREST PRODUCTS INC.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2020 Annual Report. We are supplementing our exposure to market risk as previously disclosed in our 2020 Annual Report with the additional information on market risk set forth below. This supplemental market risk information should be read in conjunction with the other market risks described in our 2020 Annual Report.
Prices, sales volume and margins for our products have historically been cyclical and subject to changes as a result of economic and market shifts, fluctuations in capacity, and movements in foreign currency exchange rates. In order to mitigate these risks and to protect the Company’s earnings and cash flows from adverse fluctuations of market risks, from time to time, we enter into derivative financial transactions, in compliance with our financial risk management policy, which forbids speculative purposes.
For more information on loss related to lumber futures contracts recorded during the current quarter and outstanding contracts that remain subject to potential fair value changes, please see Note 2, “Other (Expense) Income, Net,” and Note 7, “Accounts Payable and Other” to our Consolidated Financial Statements.
ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of March 31, 2021. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
(b) Changes in Internal Control over Financial Reporting:
In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RESOLUTE FOREST PRODUCTS INC.
PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
In addition to the legal proceedings presented under Part I, Item 3, “Legal Proceedings,” in our 2020 Annual Report, see the description of our material pending legal proceedings in Note 11, “Commitments and Contingencies – Legal matters,” to our Consolidated Financial Statements, which is incorporated in this “Item 1 – Legal Proceedings” by reference.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors” in our 2020 Annual Report, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors previously disclosed in our 2020 Annual Report.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information about our stock repurchases for the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31	—	$—	—	$70,460,359
February 1 to February 28	291,202	9.36	291,202	67,734,708
March 1 to March 31	1,457,252	9.52	1,457,252	53,861,669
Total	1,748,454	$9.50	1,748,454	$53,861,669
(1)$100 million share repurchase program launched in 2020. For more information, see Note 12, “Share Capital,” to our             Consolidated Financial Statements.
As of April 30, 2021, we repurchased 343,894 additional shares at an average price per share of $11.21 for a total cost of $4 million.

RESOLUTE FOREST PRODUCTS INC.
ITEM 6.    EXHIBITS

Exhibit No.	Description

4.1	Indenture, dated as of February 2, 2021, among Resolute Forest Products Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 1, 2021, SEC File No. 001-33776).

†10.1	Executive Employment Agreement between Remi G. Lalonde and Resolute Forest Products Inc., dated April 7, 2021 (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 9, 2021).

†10.2	Change in control agreement between Remi G. Lalonde and Resolute Forest Products Inc., dated April 7, 2021 (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed April 9, 2021).

†10.3	Special Advisor Employment Agreement between Yves Laflamme and Resolute Forest Products Inc., dated April 9, 2021.

10.4	First Amendment effective April 19, 2021, to the Amended and Restated Credit Agreement, dated as of October 28, 2019, among Resolute Forest Products Inc., certain U.S. subsidiaries of Resolute Forest Products Inc. as borrowers and guarantors, various lenders, and American AgCredit, FLCA, as administrative agent and collateral agent.

10.5	Amendment No 3 dated January 28, 2021, to the Credit Agreement dated May 22, 2015, as amended by the First Amendment dated as of December 22, 2017 and by the Second Amendment dated as of May 14, 2019, with certain lenders and Bank of America, N.A., as U.S. administrative agent and collateral agent, and Bank of America, N.A. (through its Canada branch) as the Canadian administrative agent.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

†	This is a management contract or compensatory plan or arrangement.
*	Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

RESOLUTE FOREST PRODUCTS INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOLUTE FOREST PRODUCTS INC.

By	/s/ Sylvain A. Girard
Sylvain A. Girard
Senior Vice President and Chief Financial Officer

By	/s/ Daniel Viboux
Daniel Viboux
Vice President and Chief Accounting Officer
Date: May 10, 2021