Form 10-Q
period 2021-06-30
Resolute Forest Products Inc.
filed 2021-08-09
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

(514) 875-2160

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.001 per share	RFP	New York Stock Exchange
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
    Yes ☐    No ☒
As of July 30, 2021, there were 79,108,264 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions of U.S. dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$1,140	$612	$2,013	$1,301
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	566	464	1,088	988
Depreciation and amortization	40	40	81	82
Distribution costs	93	79	177	178
Selling, general and administrative expenses	36	32	82	66
Closure costs, impairment and other related charges	(1)	—	2	(2)
Net gain on disposition of assets	—	(9)	—	(9)
Operating income (loss)	406	6	583	(2)
Interest expense	(5)	(9)	(11)	(18)
Non-operating pension and other postretirement benefit credits	3	4	5	19
Other (expense) income, net	(49)	10	(94)	38
Income before income taxes	355	11	483	37
Income tax provision	(87)	(5)	(127)	(32)
Net income including noncontrolling interest	268	6	356	5
Net income attributable to noncontrolling interest	—	—	(1)	—
Net income attributable to Resolute Forest Products Inc.	$268	$6	$355	$5
Net income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$3.37	$0.07	$4.42	$0.06
Diluted	$3.34	$0.07	$4.39	$0.06
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	79.5	88.1	80.4	88.1
Diluted	80.3	88.2	81.1	88.2
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income including noncontrolling interest	$268	$6	$356	$5
Other comprehensive income:
Unamortized prior service costs or credits
Change in unamortized prior service costs or credits	(2)	(1)	(3)	(16)
Income tax provision	—	—	—	—
Change in unamortized prior service costs or credits, net of tax	(2)	(1)	(3)	(16)
Unamortized actuarial losses
Change in unamortized actuarial losses	19	15	68	32
Income tax provision	(4)	(4)	(16)	(7)
Change in unamortized actuarial losses, net of tax	15	11	52	25
Foreign currency translation	—	—	—	(1)
Other comprehensive income, net of tax	13	10	49	8
Comprehensive income including noncontrolling interest	281	16	405	13
Comprehensive income attributable to noncontrolling interest	—	—	(1)	—
Comprehensive income attributable to Resolute Forest Products Inc.	$281	$16	$404	$13
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions of U.S. dollars, except per share amount)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$177	$113
Accounts receivable, net:
Trade	309	230
Other	35	48
Inventories, net	492	462
Other current assets	53	47
Total current assets	1,066	900
Fixed assets, less accumulated depreciation of $1,681 and $1,604 as of June 30, 2021 and December 31, 2020, respectively	1,406	1,441
Amortizable intangible assets, less accumulated amortization of $36 and $33 as of June 30, 2021 and December 31, 2020, respectively	60	63
Goodwill	31	31
Deferred income tax assets	796	915
Operating lease right-of-use assets	54	60
Other assets	415	320
Total assets	$3,828	$3,730
Liabilities and equity
Current liabilities:
Accounts payable and other	$520	$369
Current portion of long-term debt	3	2
Current portion of operating lease liabilities	9	9
Total current liabilities	532	380
Long-term debt, net of current portion	300	559
Pension and other postretirement benefit obligations	1,482	1,562
Operating lease liabilities, net of current portion	50	55
Other liabilities	77	92
Total liabilities	2,441	2,648
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 121.0 million shares issued and 79.1 million shares outstanding as of June 30, 2021; 120.6 million shares issued and 80.8 million shares outstanding as of December 31, 2020	—	—
Additional paid-in capital	3,805	3,804
Deficit	(961)	(1,235)
Accumulated other comprehensive loss	(1,265)	(1,314)
Treasury stock at cost, 41.9 million shares and 39.8 million shares as of June 30, 2021 and December 31, 2020, respectively	(194)	(174)
Total Resolute Forest Products Inc. shareholders’ equity	1,385	1,081
Noncontrolling interest	2	1
Total equity	1,387	1,082
Total liabilities and equity	$3,828	$3,730
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions of U.S. dollars)

	Three Months Ended June 30, 2021
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total Equity
Balance as of March 31, 2021	$—	$3,802	$(1,148)	$(1,278)	$(191)	$2	$1,187
Share-based compensation, net of withholding taxes	—	1	—	—	—	—	1
Net income	—	—	268	—	—	—	268
Purchases of treasury stock (0.3 million shares) (Note 12)	—	—	—	—	(3)	—	(3)
Special dividend	—	2	(81)	—	—	—	(79)
Other comprehensive income, net of tax	—	—	—	13	—	—	13
Balance as of June 30, 2021	$—	$3,805	$(961)	$(1,265)	$(194)	$2	$1,387

	Six Months Ended June 30, 2021
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total Equity
Balance as of December 31, 2020	$—	$3,804	$(1,235)	$(1,314)	$(174)	$1	$1,082
Share-based compensation, net of withholding taxes	—	(1)	—	—	—	—	(1)
Net income	—	—	355	—	—	1	356
Purchases of treasury stock (2.1 million shares) (Note 12)	—	—	—	—	(20)	—	(20)
Special dividend	—	2	(81)	—	—	—	(79)
Stock unit awards vested (0.4 million shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	49	—	—	49
Balance as of June 30, 2021	$—	$3,805	$(961)	$(1,265)	$(194)	$2	$1,387

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions of U.S. dollars)

	Three Months Ended June 30, 2020
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interest	Total Equity
Balance as of March 31, 2020	$—	$3,804	$(1,246)	$(1,181)	$(144)	$1	$1,234
Share-based compensation, net of withholding taxes	—	1	—	—	—	—	1
Net income	—	—	6	—	—	—	6
Purchases of treasury stock (0.3 million shares) (Note 12)	—	—	—	—	(1)	—	(1)
Other comprehensive income, net of tax	—	—	—	10	—	—	10
Balance as of June 30, 2020	$—	$3,805	$(1,240)	$(1,171)	$(145)	$1	$1,250

	Six Months Ended June 30, 2020
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interest	Total Equity
Balance as of December 31, 2019	$—	$3,802	$(1,245)	$(1,179)	$(144)	1	1,235
Share-based compensation, net of withholding taxes	—	3	—	—	—	—	3
Net income	—	—	5	—	—	—	5
Purchases of treasury stock (0.3 million shares) (Note 12)	—	—	—	—	(1)	—	(1)
Stock unit awards vested (0.7 million shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	8	—	—	8
Balance as of June 30, 2020	$—	$3,805	$(1,240)	$(1,171)	$(145)	$1	$1,250
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions of U.S. dollars)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income including noncontrolling interest	$356	$5
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Share-based compensation	3	4
Depreciation and amortization	81	82
Deferred income taxes	127	32
Net pension contributions and other postretirement benefit payments	(47)	(48)
Net gain on disposition of assets	—	(9)
(Gain) loss on translation of foreign currency denominated deferred income taxes	(24)	39
Loss (gain) on translation of foreign currency denominated pension and other postretirement benefit obligations	32	(47)
Net planned major maintenance payments	(9)	(2)
Changes in working capital:
Accounts receivable	(61)	50
Inventories	(30)	25
Other current assets	(2)	(7)
Accounts payable and other	36	(49)
Other, net	13	1
Net cash provided by operating activities	475	76
Cash flows from investing activities:
Cash invested in fixed assets	(47)	(37)
Acquisition of business, net of cash acquired	—	(172)
Disposition of assets	—	9
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	(89)	(32)
Other investing activities, net	3	5
Net cash used in investing activities	(133)	(227)
Cash flows from financing activities:
Net repayments under revolving credit facilities	—	(2)
Issuance of long-term debt	300	—
Proceeds from long-term debt	—	180
Repayments of debt	(557)	(1)
Purchases of treasury stock	(20)	(1)
Payments of financing fees	(7)	—
Other financing activities, net	2	—
Net cash (used in) provided by financing activities	(282)	176
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	—	(1)
Net increase in cash and cash equivalents, and restricted cash	$60	$24
Cash and cash equivalents, and restricted cash:
Beginning of period	$159	$42
End of period	$219	$66
Cash and cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$177	$27
Restricted cash (included in “Other assets”)	$42	$39
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 1. Organization and Basis of Presentation
Nature of operations
Resolute Forest Products Inc. (with its subsidiaries, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “we,” “our,” “us,” “Parent,” or the “Company”) is incorporated in Delaware. We are a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, and paper, which are marketed in over 50 countries. We own or operate some 40 facilities as well as power generation assets, in the U.S. and Canada.
Financial statements
Our unaudited interim consolidated financial statements and accompanying notes (or, the “Consolidated Financial Statements”) have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (or, the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (or, “GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the Consolidated Financial Statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year. These Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021. Certain prior period amounts in the notes to our Consolidated Financial Statements have been reclassified to conform to the 2021 presentation.
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
Accounting pronouncement not yet adopted as of June 30, 2021
ASU 2020-04 “Reference Rate Reform”
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
Note 2. Other (Expense) Income, Net
Other (expense) income, net for the three and six months ended June 30, 2021 and 2020, was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2021	2020	2021	2020
Foreign exchange (loss) gain	$(6)	$(9)	$(11)	$14
(Loss) gain on commodity contracts (1)	(49)	—	(86)	4
Insurance recovery (2)	—	15	—	15
Miscellaneous income	6	4	3	5
	$(49)	$10	$(94)	$38
(1)    Principally related to lumber futures contracts; none of these contracts were outstanding as of June 30, 2021.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
(2)    We recorded $15 million as other income for the three and six months ended June 30, 2020, from the settlement of an insurance claim in connection with our acquisition of Atlas Paper Holdings, Inc. (or, “Atlas”) in 2015.
Note 3. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the three and six months ended June 30, 2021 and 2020, was as follows:

(Unaudited, in millions)	Unamortized Prior Service Costs	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of March 31, 2021	$(2)	$(1,270)	$(6)	$(1,278)
Amounts reclassified from accumulated other comprehensive loss	(2)	15	—	13
Net current period other comprehensive (loss) income	(2)	15	—	13
Balance as of June 30, 2021	$(4)	$(1,255)	$(6)	$(1,265)

(Unaudited, in millions)	Unamortized Prior Service Costs	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2020	$(1)	$(1,307)	$(6)	$(1,314)
Other comprehensive income before reclassifications (1)	—	22	—	22
Amounts reclassified from accumulated other comprehensive loss	(3)	30	—	27
Net current period other comprehensive (loss) income	(3)	52	—	49
Balance as of June 30, 2021	$(4)	$(1,255)	$(6)	$(1,265)
(1)    The indefinite idling of the Amos and Baie-Comeau (Quebec) mills triggered curtailment and remeasurement of the pension and other postretirement benefit (or, “OPEB”) obligations related to their plans as of March 31, 2021, resulting in a curtailment gain of $8 million and an actuarial gain of $22 million, totaling $30 million ($22 million net of tax).

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of March 31, 2020	$1	$(1,175)	$(7)	$(1,181)
Amounts reclassified from accumulated other comprehensive loss	(1)	11	—	10
Net current period other comprehensive (loss) income	(1)	11	—	10
Balance as of June 30, 2020	$—	$(1,164)	$(7)	$(1,171)

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2019	$16	$(1,189)	$(6)	$(1,179)
Other comprehensive loss before reclassifications	—	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss	(16)	25	—	9
Net current period other comprehensive (loss) income	(16)	25	(1)	8
Balance as of June 30, 2020	$—	$(1,164)	$(7)	$(1,171)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
The reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2021 and 2020, were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2021	2020	2021	2020	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Costs or Credits
Amortization of prior service costs or credits	$(2)	$(1)	$(2)	$(2)	Non-operating pension and other postretirement benefit credits (1)
Curtailment gain	—	—	(1)	(14)	Non-operating pension and other postretirement benefit credits (1)
	—	—	—	—	Income tax provision
Net of tax	(2)	(1)	(3)	(16)
Unamortized Actuarial Losses
Amortization of actuarial losses	19	15	38	29	Non-operating pension and other postretirement benefit credits (1)
Other items	—	—	—	3
	(4)	(4)	(8)	(7)	Income tax provision
Net of tax	15	11	30	25
Total Reclassifications	$13	$10	$27	$9
(1)These items are included in the computation of net periodic benefit cost (credit) related to our pension and OPEB plans summarized in Note 9, “Employee Benefit Plans.”
Note 4. Net Income Per Share
The reconciliation of the basic and diluted net income per share for the three and six months ended June 30, 2021 and 2020, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income attributable to Resolute Forest Products Inc.	$268	$6	$355	$5
Denominator:
Weighted-average number of Resolute Forest Products Inc. common shares outstanding	79.5	88.1	80.4	88.1
Dilutive impact of nonvested stock unit awards and stock options	0.8	0.1	0.7	0.1
Diluted weighted-average number of Resolute Forest Products Inc. common shares outstanding	80.3	88.2	81.1	88.2
Net income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$3.37	$0.07	$4.42	$0.06
Diluted	$3.34	$0.07	$4.39	$0.06
The weighted-average number of outstanding stock options and nonvested equity-classified restricted stock units, deferred stock units and performance stock units (collectively, “stock unit awards”) that were excluded from the calculation of diluted

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
net income per share, as their impact would have been antidilutive, for the three and six months ended June 30, 2021 and 2020, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2021	2020	2021	2020
Stock options	0.4	0.9	0.5	0.9
Stock unit awards	—	0.9	—	0.9
Note 5. Inventories, Net
Inventories, net as of June 30, 2021 and December 31, 2020, were comprised of the following:

(Unaudited, in millions)	June 30, 2021	December 31, 2020
Raw materials	$132	$132
Work in process	55	46
Finished goods	138	120
Mill stores and other supplies	167	164
	$492	$462
Note 6. Other Assets
Other assets include countervailing and anti-dumping duty cash deposits on softwood lumber of $278 million and $54 million, respectively, as of June 30, 2021, and of $194 million and $49 million, respectively, as of December 31, 2020. See Note 11, “Commitments and Contingencies” for more information.
Note 7. Accounts Payable and Other
Accounts payable and other as of June 30, 2021 and December 31, 2020, were comprised of the following:

(Unaudited, in millions)	June 30, 2021	December 31, 2020
Trade accounts payable	$300	$251
Accrued compensation	69	76
Accrued interest	7	4
Pension and other postretirement benefit obligations	15	14
Special dividend payable (1)	79	—
Accrued provision related to Fibrek Inc. litigation (Note 11)	21	—
Income and other taxes payable	5	5
Other	24	19
	$520	$369
(1)    On June 10, 2021, we declared a special dividend of $1.00 per share ($79 million) on our common stock. See Note 12, “Share Capital,” for more information.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 8. Long-Term Debt
Overview
Long-term debt, including current portion, as of June 30, 2021 and December 31, 2020, was comprised of the following:

(Unaudited, in millions)	June 30, 2021	December 31, 2020
4.875% senior unsecured notes due 2026:
Principal amount	$300	$—
Deferred financing costs	(6)	—
Total 4.875% senior unsecured notes due 2026	294	—
5.875% senior unsecured notes due 2023:
Principal amount	—	375
Deferred financing costs	—	(2)
Unamortized discount	—	(1)
Total 5.875% senior unsecured notes due 2023	—	372
Senior secured credit facility - Term loans due 2030	—	180
Finance lease obligations	7	9
Other debt	2	—
Total debt	303	561
Less: Current portion of finance lease obligations and other debt	(3)	(2)
Long-term debt, net of current portion	$300	$559
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
The fair value of the 2026 Notes (Level 1) was $311 million as of June 30, 2021.
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
On February 2, 2021, we placed the net proceeds from the issuance of the 2026 Notes together with additional cash, into trust for the benefit of the holders of the 2023 Notes to redeem all of the $375 million aggregate principal amount of the 2023 Notes (or, the “Redemption”) at a price of 100% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. The Redemption occurred on February 18, 2021. As a result of the repurchase, we recorded a net loss on extinguishment of debt of $3 million in “Other (expense) income, net” in our Consolidated Statement of Operations for the six months ended June 30, 2021.
The fair value of the 2023 Notes (Level 1) was $375 million as of December 31, 2020.
Senior Secured Credit Facility
On September 7, 2016, we entered into a senior secured credit facility for up to $185 million. This senior secured credit facility provided a term loan of $46 million with a maturity date of September 7, 2025, and a revolving credit facility of up to $139 million with a maturity date of September 7, 2022. On October 28, 2019, we entered into an amended and restated senior secured credit facility for up to $360 million, which provided a term loan facility of up to $180 million and a revolving credit facility of up to $180 million with a maturity date of October 28, 2025 for the latter, and repaid our $46 million term loan under the original senior secured credit facility. In March 2020, we borrowed $180 million in term loans for ten years, maturing in March 2030.
On April 19, 2021 (or, the “Effective Date”), we entered into a first amendment to the amended and restated senior secured credit facility (or, the “Senior Secured Credit Facility”). The amount available under the Senior Secured Credit Facility remains unchanged for up to $360 million and is comprised of a term loan facility of up to $180 million with a delayed draw period of up to three years and the choice of maturities of six to ten years from the date of drawing (or, the “Term Loan Facility”); and a six-year revolving credit facility of up to $180 million (or, the “Revolving Credit Facility”). On the Effective Date, we repaid our $180 million term loans under the amended and restated senior secured credit facility with a combination of proceeds of borrowings under the Revolving Credit Facility and cash on hand. The amendment then reinstated the full amount of the Term Loan Facility. There is also an uncommitted option to increase the Senior Secured Credit Facility by up to an additional $360 million, subject to certain terms and conditions.
The obligations under the Senior Secured Credit Facility continue to be guaranteed by certain material U.S. subsidiaries of the Company and remain secured by first priority liens on assets of our Calhoun (Tennessee) facility. Interest rates under the Senior Secured Credit Facility are based, at the Company’s election, on either a floating rate based on the LIBOR, or a base rate, in each case plus a spread over the index. In addition, loans under the Term Loan Facility can bear interest at a fixed rate plus a spread. For loans under the Term Loan Facility, the applicable spread ranges from 0.5% to 1.4% for base rate loans, from 1.5%

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
to 2.4% for LIBOR rate loans, and from 1.7% to 2.1% for fixed rate loans. For the Revolving Credit Facility, the applicable spread ranges from 0.5% to 1.0% for base rate loans, and from 1.5% to 2.0% for LIBOR rate loans. The amended credit agreement contains customary covenants, representations and warranties, and events of default.
As of June 30, 2021, we had $180 million of availability under the Term Loan Facility and $180 million of availability under the Revolving Credit Facility, which were undrawn. The fair values of the term loans (Level 2) approximated their carrying values and were bearing interest at LIBOR plus a spread of 2.13% as of December 31, 2020.
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
As of June 30, 2021, we had $336 million of borrowing base availability under the ABL Credit Facility, which was undrawn except for $67 million of ordinary course letters of credit outstanding.
Loan Facility
On November 4, 2020, our Canadian subsidiary, Resolute FP Canada Inc., entered into a secured delayed draw term loan facility (or, the “Loan Facility”) with Investissement Québec as lender for up to C$220 million ($177 million as of June 30, 2021), subject to borrowing base availability based on 75% of the countervailing and anti-dumping duty deposits imposed by the U.S. Department of Commerce and collected by Customs and Border Protection Agency on U.S. imports of applicable softwood lumber products produced at sawmills of the Borrower and its affiliates located in the province of Quebec, Canada from April 28, 2017 to December 31, 2022. The Loan Facility will bear interest at a floating rate equal to 1.45% above the one month Canadian banker’s acceptance rate. The principal shall be repayable in monthly installments over a period of eight years after an interest only period of two years from the date of the first draw. The Loan Facility is subject to prepayment requirements under certain conditions and may be repaid earlier without premium or penalty, but subject to prepayment of accrued and unpaid interest. The Loan Facility provides for a maximum of ten draws and the fulfillment of certain conditions upon each draw. Borrowings are subject to certain restrictions.
As of June 30, 2021, we had C$220 million ($177 million) of borrowing base availability under the Loan Facility, which was undrawn.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 9. Employee Benefit Plans
Pension and other postretirement benefit plans
The components of net periodic benefit costs (credits) relating to our pension and OPEB plans for the three and six months ended June 30, 2021 and 2020, were as follows:
Pension Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2021	2020	2021	2020
Interest cost	$34	$36	$67	$74
Expected return on plan assets	(55)	(55)	(109)	(111)
Amortization of actuarial losses	20	17	41	32
Non-operating pension credits	(1)	(2)	(1)	(5)
Service cost	4	3	8	7
Net periodic benefit costs before special events	3	1	7	2
Other (gain) loss	—	—	(1)	3
	$3	$1	$6	$5
OPEB Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2021	2020	2021	2020
Interest cost	$1	$1	$2	$2
Amortization of actuarial gains	(1)	(2)	(3)	(3)
Amortization of prior service credits	(2)	(1)	(2)	(2)
Non-operating other postretirement benefit credits	(2)	(2)	(3)	(3)
Service cost	—	1	—	1
Net periodic benefit credits before special events	(2)	(1)	(3)	(2)
Curtailment gain	—	—	—	(14)
	$(2)	$(1)	$(3)	$(16)
Defined contribution plans
Our expense for the defined contribution plans totaled $4 million for the three months ended June 30, 2021 and 2020, and $9 million and $8 million for the six months ended June 30, 2021 and 2020, respectively.
U.S. pension funding
The American Rescue Plan Act of 2021 includes provisions that allow for interest rate smoothing of pension funding deficits to minimize the impact of lower interest rates on liabilities. It also extends the amortization period for funding shortfalls from seven years to 15 years under the current rules. We estimate that the impact of the Act on our previously disclosed estimated contributions for 2021 will be a reduction of $13 million.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 10. Income Taxes
The income tax provision attributable to income before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the three and six months ended June 30, 2021 and 2020, as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2021	2020	2021	2020
Income before income taxes	$355	$11	$483	$37
Income tax provision:
Expected income tax provision	(74)	(3)	(101)	(8)
Changes resulting from:
Valuation allowance on our U.S. operations	70	(7)	78	(16)
Foreign exchange	1	2	3	(10)
U.S. tax on non-U.S. earnings	(65)	—	(83)	—
State income taxes, net of federal income tax benefit	—	—	2	2
Foreign tax rate differences	(19)	(2)	(27)	(5)
Other, net (1)	—	5	1	5
	$(87)	$(5)	$(127)	$(32)
(1)    Includes $4 million for the three and six months ended June 30, 2020, related to the settlement of an insurance claim in connection with our acquisition of Atlas.
During the three and six months ended June 30, 2021, we used $70 million and $78 million, respectively, of deferred income tax assets that were fully reserved to offset mainly the tax implications relating to the global intangible low-taxed income inclusion, which is based on the U.S. system of taxation for non-U.S. earnings, whereby foreign earnings less a qualified deduction for foreign assets are included in U.S. taxable income.
Note 11. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Any recovery from litigation or settlement of claims that is a gain contingency is recognized if, and when, realized or realizable. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of June 30, 2021, will not have a material adverse effect on our Consolidated Financial Statements.
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
On April 24, 2017, Commerce announced its preliminary determination in the countervailing duty investigation and, as a result, after April 28, 2017, we were required to pay cash deposits to the U.S. Customs and Border Protection agency (or, “U.S. Customs”) at a rate of 12.82% for estimated countervailing duties on the vast majority of our U.S. imports of softwood lumber products produced at our Canadian sawmills. The preliminary rate remained in effect until August 26, 2017. Commerce changed the rate in its final affirmative determination on November 2, 2017, but the new rate did not take effect until December 28, 2017, following the ITC’s final affirmative determination and the publication by Commerce of a countervailing duty order. Until November 30, 2020, we were required to pay cash deposits to U.S. Customs at a rate of 14.70% for the vast majority of our U.S. imports of Canadian-produced softwood lumber products. On December 1, 2020, Commerce issued its final results in the countervailing duties first administrative review and established our new rate at 19.10% for countervailing duties. This rate applies until Commerce sets a new duty rate in subsequent administrative reviews, or a new rate may be set through a remand determination by a binational panel formed pursuant to the North American Free Trade Agreement or United States-Mexico-Canada Agreement, as the case may be (or, “Panel”) on appeal. On May 20, 2021, Commerce issued its preliminary rates in the countervailing duties second administrative review and established our new preliminary rate at 18.17% for countervailing duties. The preliminary rate will not take effect until the publication by Commerce of the final results. During the six months ended June 30, 2021, we made additional cash deposits of $84 million, bringing our total to $278 million.
On June 26, 2017, Commerce announced its preliminary determination in the anti-dumping investigation and, as a result, after June 30, 2017, we were required to pay cash deposits to U.S. Customs at a rate of 4.59% for estimated anti-dumping duties on the vast majority of our U.S. imports of softwood lumber products produced at our Canadian sawmills. On November 2, 2017, Commerce announced its final affirmative determination in the anti-dumping investigation and, as a result, from November 8, 2017 to November 29, 2020, we were required to pay cash deposits to U.S. Customs, at a rate of 3.20% for the vast majority of our U.S. imports of Canadian-produced softwood lumber products. On November 30, 2020, Commerce issued its final results in the anti-dumping first administrative review and established our new rate at 1.15% for anti-dumping duties. This rate applies until Commerce sets a duty rate in subsequent administrative reviews, or a new rate may be set through a remand determination by a Panel on appeal. On May 20, 2021, Commerce issued its preliminary rates in the anti-dumping second administrative review and established the new “all-others” preliminary rate at 12.05% for anti-dumping duties. The preliminary rate will not take effect until the publication by Commerce of the final results. During the six months ended June 30, 2021, we made additional cash deposits of $5 million, bringing our total to $54 million.
On April 1, 2019, Commerce published a notice initiating the administrative reviews of the countervailing duty and anti-dumping orders on softwood lumber products from Canada and we were selected as a mandatory respondent in these administrative reviews. On March 10, 2020, Commerce published a notice initiating the second administrative review of the countervailing duty and anti-dumping orders on softwood lumber products from Canada. We were selected as a mandatory respondent for the second administrative review of the countervailing duty order and we are in the process of responding to Commerce with the information required. On March 4, 2021, Commerce published a notice initiating the third administrative review of the countervailing duty and anti-dumping orders on softwood lumber products from Canada. We were selected as a mandatory respondent for the third administrative review of the countervailing duty order and we are in the process of responding to Commerce with the information required.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
from Canada” (DS533), concluding, among other things, that Commerce acted inconsistently with the Agreement on Subsidies and Countervailing Measures on most of the matters. On September 28, 2020, the United States notified the WTO’s dispute settlement body of its decision to appeal the Panel Report.
We are not presently able to determine the ultimate resolution of these matters, but we believe it is not probable that we will ultimately be assessed with significant duties, if any, on our U.S. imports of Canadian-produced softwood lumber products. Accordingly, no contingent loss was recorded in respect of these petitions in our Consolidated Statements of Operations, and our cash deposits are recorded in “Other assets” in our Consolidated Balance Sheets.
Fibrek acquisition
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.40% of the outstanding Fibrek Inc. shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order by the Quebec Superior Court in Canada (or, the “Quebec Superior Court”) approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. On September 26, 2019, the Quebec Superior Court rendered a decision fixing the fair value of the shares of the dissenting shareholders at C$1.99 per share, or C$31 million in aggregate, plus interest and an additional indemnity, for a total then estimated at C$44 million payable in cash. We had previously accrued C$14 million for the payment of the dissenting shareholders’ claims. Following the court decision, we accrued an additional C$30 million ($23 million). Of the total amount of C$44 million, C$19 million ($14 million) was payable immediately and paid on October 2, 2019. The remaining balance of C$27 million as of June 30, 2021 and C$26 million as of December 31, 2020 ($21 million and $20 million as of June 30, 2021 and December 31, 2020, respectively), which includes accrued interest, is recorded in “Accounts payable and other” as of June 30, 2021, and in “Other liabilities” as of December 31, 2020, in our Consolidated Balance Sheets. We are appealing the decision, therefore the payment of any additional consideration and its timing will depend on the outcome of the appeal. On November 13, 2019, a legal hypothec in the amount of C$30 million was registered on our Saint-Félicien (Quebec) immovable and movable property to secure the payment of any additional amounts following the outcome of the appeal. The hearing in this matter is expected to occur in the next 12 months.
Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or, the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to C$150 million ($121 million), would have to be funded if we do not obtain the relief sought. The hearing in this matter has not yet been scheduled but could occur in the next twelve months.
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
We have environmental liabilities of $13 million and $15 million recorded as of June 30, 2021 and December 31, 2020, respectively, primarily related to environmental remediation, assessment, monitoring and management related to closed or idled sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time.
We also have asset retirement obligations of $27 million and $25 million recorded as of June 30, 2021 and December 31, 2020, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
These liabilities are included in “Accounts payable and other” and “Other liabilities” in our Consolidated Balance Sheets.
Note 12. Share Capital
Treasury stock
On March 2, 2020, our board of directors authorized a share repurchase program of up to 15% of our common stock, for an aggregate consideration of up to $100 million. During the three and six months ended June 30, 2021, we repurchased 343,894 shares at an average price of $11.21 for a total of $3 million and 2,092,348 shares at an average price of $9.78 for a total of $20 million, respectively. We repurchased 253,898 shares at an average price of $2.09 for a total of $1 million during the three and six months ended June 30, 2020.
Dividends
We declared a special dividend of $1.00 per share ($79 million) on our common stock during the three and six months ended June 30, 2021, which was recorded in “Accounts payable and other” in our Consolidated Balance Sheet as of June 30, 2021. The dividend was paid to shareholders on July 7, 2021. We did not declare or pay any dividends on our common stock during the three and six months ended June 30, 2020.
Under some of our compensation plans, participants are credited additional units when a dividend is declared. The impact of the special dividend was as follows: for the three and six months ended June 30, 2021, $3 million was recognized as a compensation expense, and $2 million as an increase in deficit and in additional paid-in capital; and $3 million as an increase in liabilities as of June 30, 2021.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Information about certain segment data for the three and six months ended June 30, 2021 and 2020, was as follows:

(Unaudited, in millions)	Market Pulp (1)	Tissue	Wood Products (2)	Paper	Segment Total	Corporate and Other	Total
Sales
Second quarter
2021	$199	$35	$664	$242	$1,140	$—	$1,140
2020	$161	$44	$199	$208	$612	$—	$612
First six months
2021	$375	$77	$1,094	$467	$2,013	$—	$2,013
2020	$338	$93	$373	$497	$1,301	$—	$1,301
Depreciation and amortization
Second quarter
2021	$6	$4	$10	$16	$36	$4	$40
2020	$6	$5	$10	$16	$37	$3	$40
First six months
2021	$12	$9	$21	$31	$73	$8	$81
2020	$12	$9	$21	$33	$75	$7	$82
Operating income (loss)
Second quarter
2021	$30	$(7)	$405	$(7)	$421	$(15)	$406
2020	$10	$(2)	$15	$(12)	$11	$(5)	$6
First six months
2021	$34	$(9)	$626	$(31)	$620	$(37)	$583
2020	$7	$—	$20	$(15)	$12	$(14)	$(2)
(1)Inter-segment sales were $8 million and $7 million for the three months ended June 30, 2021 and 2020, and $15 million and $14 million for the six months ended June 30, 2021 and 2020, respectively. These inter-segment sales, which were transacted at either the lowest market price of the previous month or cost, were excluded from market pulp sales.
(2)Wood products sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $20 million and $5 million for the three months ended June 30, 2021 and 2020, respectively, and $33 million and $10 million for the six months ended June 30, 2021 and 2020, respectively.

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF THIRD-PARTY DATA
Statements in this Form 10-Q that are not reported financial results or other historical information of Resolute Forest Products are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to the impact of the novel coronavirus (or, “COVID-19”) pandemic and resulting economic conditions on our business, results of operations and market price of our securities, and to our: efforts and initiatives to reduce costs, increase revenues, and improve profitability; business and operating outlook; future pension obligations; assessment of market conditions; growth strategies and prospects, and the growth potential of the Company and the industry in which we operate; liquidity; future cash flows, including as a result of the changes to our pension funding obligations; estimated capital expenditures; and strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “see,” “anticipate,” “continue,” “attempt,” “project,” “progress,” “build,” “pursue,” “plan,” “grow,” “allow,” “look,” “enhance” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.
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
Second Quarter Overview
Impact of the COVID-19 pandemic
We have sustained operations across all of our business segments through the COVID-19 pandemic, but we had to take certain measures in the face of the dramatic reduction in economic activity, particularly for marketing-dependent products like newspapers, inserts, flyers and commercial paper. In March 2021, the Company announced the indefinite idling of its Amos and Baie-Comeau (Quebec) paper mills, which had been temporarily idled since spring 2020, as a result of market conditions and the impacts of the pandemic, reducing the run-rate newsprint capacity by 25% (equivalent to 43,000 metric tons per month).
Dividends
We declared a special dividend of $1.00 per share ($79 million) on our common stock in the current quarter, which was recorded in “Accounts payable and other” in our Consolidated Balance Sheet as of June 30, 2021. The dividend was paid to shareholders on July 7, 2021.
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
Three months ended June 30, 2021 vs. June 30, 2020
Our operating income was $406 million in the quarter, compared to an operating income of $6 million in the second quarter of 2020. Excluding special items, our operating income was $405 million, compared to an operating loss of $3 million in the year-ago period. Special items are described below.
Our net income in the quarter was $268 million, or $3.34 per diluted share, compared to a net income of $6 million, or $0.07 per diluted share, in the year-ago period. Our net income in the quarter, excluding special items, was $300 million, or $3.74 per diluted share, compared to a net loss of $22 million, or $0.25 per share, in the year-ago period.

Three Months Ended June 30, 2021	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$406	$268	$3.34
Adjustments for special items:
Closure costs, impairment and other related charges	(1)	(1)	(0.01)
Non-operating pension and other postretirement benefit credits	—	(3)	(0.04)
Other expense, net	—	49	0.61
Income tax effect of special items	—	(13)	(0.16)
Adjusted for special items (1)	$405	$300	$3.74

Three Months Ended June 30, 2020	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$6	$6	$0.07
Adjustments for special items:
Net gain on disposition of assets	(9)	(9)	(0.10)
Non-operating pension and other postretirement benefit credits	—	(4)	(0.05)
Other income, net	—	(10)	(0.11)
Income tax effect of special items	—	(5)	(0.06)
Adjusted for special items (1)	$(3)	$(22)	$(0.25)
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
Six months ended June 30, 2021 vs. June 30, 2020
Our operating income was $583 million in the first half of the year, compared to operating loss of $2 million in the year-ago period. Excluding special items, our operating income was $585 million, compared to operating loss of $13 million in the year-ago period. Special items are described below.
Our net income in the first half of the year was $355 million, or $4.39 per diluted share, compared to net income of $5 million, or $0.06 per diluted share, in the year-ago period. Our net income in the period, excluding special items, was $419 million, or $5.18 per diluted share, compared to net loss of $51 million, or $0.57 per share, in the year-ago period.

Six Months Ended June 30, 2021	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$583	$355	$4.39
Adjustments for special items:
Closure costs, impairment and other related charges	2	2	0.02
Non-operating pension and other postretirement benefit credits	—	(5)	(0.06)
Other expense, net	—	94	1.16
Income tax effect of special items	—	(27)	(0.33)
Adjusted for special items (1)	$585	$419	$5.18

Six Months Ended June 30, 2020	Operating Loss	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(2)	$5	$0.06
Adjustments for special items:
Closure costs, impairment and other related charges	(2)	(2)	(0.02)
Net gain on disposition of assets	(9)	(9)	(0.10)
Non-operating pension and other postretirement benefit credits	—	(19)	(0.22)
Other income, net	—	(38)	(0.43)
Income tax effect of special items	—	12	0.14
Adjusted for special items (1)	$(13)	$(51)	$(0.57)
(1)    Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Overview – Second Quarter Overview” above.

RESULTS OF OPERATIONS
Consolidated Results
Selected financial information

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except per share amounts)	2021	2020	2021	2020
Sales	$1,140	$612	$2,013	$1,301
Operating income (loss) per segment:
Market pulp	$30	$10	$34	$7
Tissue	(7)	(2)	(9)	—
Wood products	405	15	626	20
Paper	(7)	(12)	(31)	(15)
Segment total	421	11	620	12
Corporate and other	(15)	(5)	(37)	(14)
Operating income (loss)	$406	$6	$583	$(2)
Net income attributable to Resolute Forest Products Inc.	$268	$6	$355	$5
Net income per common share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$3.37	$0.07	$4.42	$0.06
Diluted	$3.34	$0.07	$4.39	$0.06
Adjusted EBITDA (1)	$445	$37	$666	$69

(Unaudited, in millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$177	$113
Total assets	$3,828	$3,730
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2021	2020	2021	2020
Net income including noncontrolling interest	$268	$6	$356	$5
Interest expense	5	9	11	18
Income tax provision	87	5	127	32
Depreciation and amortization	40	40	81	82
EBITDA	$400	$60	$575	$137
Closure costs, impairment and other related charges	(1)	—	2	(2)
Net gain on disposition of assets	—	(9)	—	(9)
Non-operating pension and other postretirement benefit credits	(3)	(4)	(5)	(19)
Other expense (income), net	49	(10)	94	(38)
Adjusted EBITDA	$445	$37	$666	$69
Three months ended June 30, 2021 vs. June 30, 2020
Operating income variance analysis
Sales
Sales increased by $528 million compared to the year-ago period, to $1,140 million. Pricing had a favorable impact of $500 million, mainly as a result of an increase in the average transaction price for wood products, market pulp and paper, up by 202%, 27%, and 7% respectively. Higher volume increased sales by $25 million, mainly reflecting higher shipments of wood products and paper, partly offset by lower shipments of market pulp and tissue.
Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs (or, “COS”) increased by $102 million compared to the year-ago period. After removing the effects of higher volume and the stronger Canadian dollar, COS increased by $53 million, largely reflecting:
•higher fiber costs ($27 million), mainly reflecting higher log costs for the wood products segment, partly offset by lower chips costs in the market pulp and paper segment;
•unfavorable maintenance costs ($14 million) as a result of the timing of scheduled outages and the scope of maintenance work; and
•higher energy prices ($8 million).

Distribution costs
After removing the effect of higher volume and the stronger Canadian dollar, distribution costs increased by $4 million, mainly due to higher freight rates.
Selling, general and administrative expenses
SG&A expenses increased by $4 million in the quarter compared to the same period last year, mainly due to higher incentive plan expense, which is based on company performance, and higher stock-based compensation expense.
Net gain on disposition of assets
See the corresponding variance analysis under “Corporate and Other” below.

Net income variance analysis
Non-operating pension and other postretirement benefit credits
We recorded non-operating pension and OPEB credits of $3 million in the quarter, compared to $4 million in the year-ago period. The difference mainly reflects: higher amortization of actuarial losses in the current period ($4 million); partly offset by lower interest cost ($2 million) in the current period and higher amortization of prior service credits ($1 million).
Other (expense) income, net
We recorded other expense, net of $49 million in the quarter, compared to other income, net of $10 million in the year-ago period. The difference mainly reflects a loss on commodity contracts of $49 million principally related to lumber futures contracts and a foreign exchange loss of $6 million in the current period, compared to a favorable insurance claim settlement of $15 million related to our acquisition of Atlas Paper Holdings Inc. (or “Atlas”) in 2015 and a foreign exchange loss of $9 million in the year-ago period. There were no lumber future contracts outstanding as of June 30, 2021.
Interest expense
Interest expense was $4 million lower in the quarter compared to the year-ago period, as a result of the refinancing of the 2023 Notes at a lower interest rate and lower debt level.
Income taxes
We recorded an income tax provision of $87 million in the quarter on income before income taxes of $355 million, compared to an expected income tax provision of $74 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: U.S. tax on non-U.S. earnings ($65 million); and foreign tax rate differences ($19 million); partly offset by a decrease in our valuation allowance related to our U.S. operations ($70 million) where we recognize a full valuation allowance against our net deferred income tax assets.
The $70 million decrease in our valuation allowance for the three months ended June 30, 2021, is to offset mainly the tax implications relating to the global intangible low-taxed income (or, “GILTI”) inclusion, which is based on the U.S. system of taxation for non-U.S. earnings, whereby foreign earnings less a qualified deduction for foreign assets are included in U.S. taxable income.
In the second quarter of 2020, we recorded an income tax provision of $5 million, on income before income taxes of $11 million, compared to an expected income tax provision of $3 million, based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: an increase to our valuation allowance related to our U.S. operations ($7 million) where we recognize a valuation allowance against virtually all of our net deferred income tax assets; partially offset by other items ($5 million), mainly related to the settlement of an insurance claim in connection with our acquisition of Atlas.

Six months ended June 30, 2021 vs. June 30, 2020
Operating income (loss) variance analysis
Sales
Sales increased by $712 million compared to the year-ago period, to $2,013 million. Pricing had a favorable impact of $753 million, mainly as a result of an increase in the average transaction price for wood products, market pulp, and paper up by 165%, 19% and 3% respectively. Lower volume reduced sales by $45 million, mainly reflecting lower shipments in paper ($45 million), market pulp ($22 million) and tissue ($17 million), partly offset by higher shipments of wood products ($39 million).
Cost of sales, excluding depreciation, amortization and distribution costs
COS increased by $100 million in the period. After removing the effects of lower volume and the stronger Canadian dollar, COS increased by $89 million, largely reflecting:
•higher fiber costs ($40 million), mainly reflecting higher log costs for the wood products segment, partly offset by lower chips costs in the market pulp and paper segment;
•unfavorable maintenance costs ($19 million) as a result of the timing of scheduled outages and the scope of maintenance work;
•higher energy prices ($12 million);
•higher expenses related to a process improvement project ($10 million); and
•higher labor expense ($8 million), mainly due to higher compensation expense.
Selling, general and administrative expenses
SG&A expenses increased by $16 million in the first half of 2021, compared to the same period last year, mainly due to higher incentive plan expense, which is based on company performance, and higher stock-based compensation expense, partly offset by lower corporate expenses.
Closure costs, impairment and other related charges
In the first half of 2021, we recorded closure costs, impairment and other related charges of $2 million, related to the indefinite idling of our Amos and Baie-Comeau paper mills. This compares to the reversal of $2 million of closure costs, impairment and other related charges in the year-ago period, related to the indefinite idling of our paper mill at Augusta (Georgia).

Net gain on disposition of assets
See the corresponding variance analysis under “Corporate and Other” below.
Net income variance analysis
Non-operating pension and other postretirement benefit credits
We recorded non-operating pension and OPEB credits of $5 million in the first half of 2021, compared to $19 million in the year-ago period. The difference mainly reflects: an OPEB curtailment credit related to the indefinite idling of our Augusta mill in the prior period ($14 million); higher amortization of actuarial losses ($9 million); and lower expected return on plan assets ($2 million); partly offset by lower interest cost ($7 million) and a pension special termination benefit cost related to the indefinite idling of our Augusta mill in the prior period ($3 million).
Interest expense
Interest expense was $7 million lower in the first half compared to the year-ago period, as a result of the refinancing of the 2023 Notes at a lower interest rate and lower debt level.
Other income (expense), net
We recorded other expense, net of $94 million in the first half of 2021, compared to other income, net of $38 million in the year-ago period. The difference mainly reflects a loss on commodity contracts of $86 million principally related to lumber futures contracts and a foreign exchange loss of $11 million in the current period, compared to a favorable insurance claim settlement of $15 million related to our acquisition of Atlas in 2015, a gain on commodity contracts of $4 million and a foreign exchange gain of $14 million in the year-ago period. There were no lumber future contracts outstanding as of June 30, 2021.
Income taxes
We recorded an income tax provision of $127 million in the period, on income before income taxes of $483 million, compared to an expected income tax provision of $101 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: U.S. tax on non-U.S. earnings ($83 million); and foreign tax rate differences ($27 million); partly offset by a net decrease in our valuation allowance related to our U.S. operations ($78 million) where we recognize a full valuation allowance against our net deferred income tax assets, and foreign exchange items ($3 million).
The $78 million net decrease in our valuation allowance for the six months ended June 30, 2021, is to offset mainly the tax implications relating to the GILTI inclusion, which is based on the U.S. system of taxation for non-U.S. earnings, whereby foreign earnings less a qualified deduction for foreign assets are included in U.S. taxable income.
In the first half of 2020, we recorded an income tax provision of $32 million, on income before income taxes of $37 million, compared to an expected income tax provision of $8 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: an increase to our valuation allowance related to our U.S. operations ($16 million) where we recognize a valuation allowance against virtually all of our net deferred income tax assets; foreign exchange items ($10 million); and state and foreign tax rate differences ($3 million); partially offset by other items ($5 million), mainly related to the settlement of an insurance claim in connection with our acquisition of Atlas.
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

MARKET PULP
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2021	2020	2021	2020
Sales	$199	$161	$375	$338
Operating income (1)	$30	$10	$34	$7
EBITDA (2)	$36	$16	$46	$19
(In thousands of metric tons)
Shipments	253	258	525	561
Downtime	23	33	48	33

	June 30,
(Unaudited, in thousands of metric tons)	2021	2020
Finished goods inventory	63	87
(1)Net income including noncontrolling interest is equal to operating income in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2021	2020	2021	2020
Net income including noncontrolling interest	$30	$10	$34	$7
Depreciation and amortization	6	6	12	12
EBITDA	$36	$16	$46	$19
Industry trends
World demand for chemical pulp decreased by 1.8% in the first five months of 2021 compared to the year-ago period, with Western Europe decreasing by 0.1%, while China increased by 2.4% and North America was stable. World capacity decreased by 1.1% compared to the year-ago period.

World demand for softwood pulp fell by 4.7% in the first five months of 2021, reflecting an increase of 1.0% in China and a decrease of 2.3% and 5.2% in Western Europe and North America, respectively. The operating rate was 89%.
In the same period, world demand for hardwood pulp fell by 1.3%, although shipments to Western Europe, North America and China were up by 0.9%, 4.8% and 1.3%, respectively. The operating rate was 93%.
Three months ended June 30, 2021 vs. June 30, 2020
Operating income variance analysis

MARKET PULP

(Unaudited, in millions)

OPERATING INCOME VARIANCE

10
(4)
42
1
(9)
(6)
1
(1)
(2)
(2)
30
Q2'20 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
FX
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q2'21 OPERATING INCOME

Sales
Sales were $38 million higher, or 24%, in the quarter to $199 million mostly due to an increase in pricing of $42 million, reflecting an increase in the average transaction price of $168 per metric ton, or 27%, due to a price increase across all pulp grades.
Cost of sales, excluding depreciation, amortization and distribution costs
COS increased by $14 million compared to the year-ago period. After removing the effects of lower volume and the stronger Canadian dollar, COS increased by $9 million, largely reflecting higher energy prices ($6 million) and unfavorable maintenance costs ($3 million) as a result of the timing of scheduled outages and the scope of maintenance work; partly offset by lower fiber costs ($4 million).

Six months ended June 30, 2021 vs. June 30, 2020
Operating income variance analysis

MARKET PULP
(Unaudited, in millions)

7
(22)
59
12
(10)
(10)
3
(1)
(1)
(3)
34
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q2'20 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q1-Q2'21 OPERATING INCOME

Sales
Sales were $37 million higher, or 11%, to $375 million in the first half of the year. Pricing had a favorable impact of $59 million, reflecting an increase in the average transaction price of $113 per metric ton, or 19%, due to a price increase across all pulp grades. Lower volume reduced sales by $22 million, mainly reflecting lower shipments due to a planned outage and logistic constraints.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of lower volume and the stronger Canadian dollar, manufacturing costs increased by $10 million, reflecting:
•higher energy prices ($8 million);
•unfavorable maintenance costs ($4 million) as a result of the timing of scheduled outages and the scope of maintenance work; and
•higher expenses related to a process improvement project ($4 million);
partly offset by lower chips costs ($7 million).

TISSUE
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2021	2020	2021	2020
Sales	$35	$44	$77	$93
Operating loss (1)	$(7)	$(2)	$(9)	$—
EBITDA (2)	$(3)	$3	$—	$9
(In thousands of short tons)
Shipments (3)	19	24	42	52
Downtime	7	2	7	2

	June 30,
(Unaudited, in thousands of short tons)	2021	2020
Finished goods inventory (3)	8	5
(1)Net loss including noncontrolling interest is equal to operating loss in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.
(3)Tissue converted products, which are measured in cases, are converted to short tons.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2021	2020	2021	2020
Net loss including noncontrolling interest	$(7)	$(2)	$(9)	$—
Depreciation and amortization	4	5	9	9
EBITDA	$(3)	$3	$—	$9
Industry trends
Total U.S. tissue consumption fell by 6.9% in the first half of 2021, compared to the year-ago period. Converted product shipments decreased by 8.7%, where at-home shipments decreased by 11.9%, and away-from-home shipments decreased by 0.6%.

U.S. parent roll production fell by 6.0% in the first half of 2021, and the average industry production-to-capacity ratio decreased to 91%, down from 97% in the year-ago period.
Three months ended June 30, 2021 vs. June 30, 2020
Operating loss variance analysis

TISSUE

(Unaudited, in millions)

OPERATING LOSS VARIANCE

(2)
(8)
(1)
6
(3)
(1)
1
1
(7)
Q2'20 OPERATING LOSS
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
FX
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q2'21 OPERATING LOSS

Sales
Sales were $9 million lower, or 20%, to $35 million in the quarter, mainly due to a decrease in shipments by 5,000 short tons related to the prior year quarter strong volume in at-home products related to the start of the pandemic.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of lower volume, our manufacturing costs increased by $3 million compared to the year-ago period, mainly due to unfavorable maintenance costs as a result of the timing of scheduled outages and the scope of maintenance work, and costs to ramp-up the Hagerstown (Maryland) converting facility acquired in the fourth quarter of 2020.

Six months ended June 30, 2021 vs. June 30, 2020
Operating loss variance analysis

TISSUE

(Unaudited, in millions)

OPERATING LOSS VARIANCE

(17)
1
13
(6)
(9)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q2'20 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q1-Q2'21 OPERATING LOSS

Sales
Sales were $16 million lower, or 17%, to $77 million in the first half of the year, mainly due to a decrease in shipments of 10,000 short tons, principally in away-from-home products due to the ongoing pandemic, and an unfavorable product mix.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of lower volume, our manufacturing costs increased by $6 million compared to the year-ago period, mainly due to higher expenses related to a process improvement project, unfavorable maintenance costs as a result of the timing of scheduled outages and the scope of maintenance work, and costs to ramp-up the Hagerstown (Maryland) converting facility acquired in the fourth quarter of 2020.

WOOD PRODUCTS
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2021	2020	2021	2020
Sales	$664	$199	$1,094	$373
Operating income (1)	$405	$15	$626	$20
EBITDA (2)	$415	$25	$647	$41
(In millions board feet)
Shipments (3)	575	521	1,067	964
Downtime	35	73	65	168

	June 30,
(Unaudited, in millions board feet)	2021	2020
Finished goods inventory (3)	124	119
(1)Net income including noncontrolling interest is equal to operating income in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.
(3)Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2021	2020	2021	2020
Net income including noncontrolling interest	$405	$15	$626	$20
Depreciation and amortization	10	10	21	21
EBITDA	$415	$25	$647	$41
Industry trends
U.S. housing starts were 1.6 million on a seasonally adjusted basis in the first six months of 2021, up 23.2% from the same period last year, which reflects a 28.8% increase in single-family starts and an increase of 11.0% in multi-family starts.

2x4 – Random Length (or “RL”) #1-2 Kiln Dried Great Lakes (or “KD GL”) price rose by 170.1% in the first six months of 2021 compared to the year ago period, and the 2x4x8 Stud KD GL price rose by 167.5%. The 2x4 – RL #2 KD Southern Pine (Eastside) price increased by 174.9%, and the 2x4 – RL #2 KD Southern Pine (Westside) price was up by 186.7%.
Three months ended June 30, 2021 vs. June 30, 2020
Operating income variance analysis

WOOD PRODUCTS

(Unaudited, in millions)

OPERATING INCOME VARIANCE

15
20
445
(7)
(43)
(19)
(3)
(1)
(1)
(1)
405
Q2'20 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
FX
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q2'21 OPERATING INCOME

Sales
Sales were $465 million higher, or 234%, to $664 million in the quarter, due to the stronger market conditions. Pricing contributed to a $445 million increase in sales, reflecting the increase of the average transaction price by $773 per thousand board feet, or 202%, and volume increased sales by $20 million due to an increase in shipments of 54 million board feet, or 10%.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the COS related to the higher volume and the stronger Canadian dollar, manufacturing costs increased by $43 million, mainly due to higher fiber costs ($35 million) primarily reflecting higher log costs, and unfavorable maintenance costs ($6 million) as a result of the scope of maintenance work.

Six months ended June 30, 2021 vs. June 30, 2020
Operating income variance analysis

WOOD PRODUCTS
(Unaudited, in millions)

20
39
682
(19)
(66)
(22)
(5)
(2)
1
(2)
626
Q1-Q2'20 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
FX
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q1-Q2'21 OPERATING INCOME

Sales
Sales were $721 million higher, or 193%, to $1,094 million in the first half of the year, due to the stronger market condition. Pricing contributed to a $682 million increase in sales, reflecting a rise in the average transaction price of $639 per thousand board feet, or 165%, and volume increased sales by $39 million due to an increase in shipments of 103 million board feet, or 11%.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effect of higher volume and the stronger Canadian dollar, manufacturing costs increased by $66 million, reflecting:
•higher fiber costs ($54 million), primarily reflecting higher log costs;
•unfavorable maintenance costs ($7 million) as a result of the scope of maintenance work; and
•higher labor expense ($3 million), mainly due to higher compensation expense.

PAPER
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2021	2020	2021	2020
Sales	$242	$208	$467	$497
Operating loss (1)	$(7)	$(12)	$(31)	$(15)
EBITDA (2)	$9	$4	$—	$18
(In thousands of metric tons)
Shipments	382	350	760	832
Downtime	35	178	193	200

	June 30,
(Unaudited, in thousands of metric tons)	2021	2020
Finished goods inventory	72	130
(1)Net loss including noncontrolling interest is equal to operating loss in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2021	2020	2021	2020
Net loss including noncontrolling interest	$(7)	$(12)	$(31)	$(15)
Depreciation and amortization	16	16	31	33
EBITDA	$9	$4	$—	$18
Industry trends
North American newsprint demand fell by 14.3% in the first five months of the year compared to the same period last year. Demand from newspaper publishers fell by 22.8%, while demand from commercial printers declined by 0.1%. The North American shipment-to-capacity ratio was 91%, compared to 83% in the year-ago-period.

Global demand for newsprint fell by 12.3% in the first five months of 2021, with North America down by 14.3%, Western Europe down by 9.2%, and Asia down by 13.3%. Accordingly, the global operating rate increased to 84%, up from 74% in the year-ago period.
North American demand for uncoated mechanical papers rose by 0.2% in the first half of 2021, compared to the year-ago period, reflecting a 3.8% drop in supercalendered grades, and a 3.4% increase in standard grades. Accordingly, the shipment-to-capacity ratio for all uncoated mechanical papers increased to 87%, compared to 72% in the year-ago period.

Three months ended June 30, 2021 vs. June 30, 2020
Operating loss variance analysis

PAPER

(Unaudited, in millions)

OPERATING LOSS VARIANCE

(12)
17
14
3
(11)
2
(13)
(3)
(2)
(1)
(1)
(7)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q2'20 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q2'21 OPERATING LOSS

Sales
Sales increased by $34 million, or 16%, to $242 million in the quarter. Higher volume increased sales by $17 million, mainly due to an increase in shipments of 32,000 metric tons, or 9%, mainly reflecting a recovery from the lower demand levels since the onset of the pandemic in the prior year quarter. Pricing contributed to a $14 million increase in sales, reflecting a rise in the average transaction price of $44 per metric ton, or 7%.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of higher volume and the stronger Canadian dollar, manufacturing costs decreased by $2 million, reflecting lower chips costs ($5 million); partly offset by an unfavorable maintenance costs ($4 million) as a result of the timing of scheduled outages and the scope of maintenance work.

Six months ended June 30, 2021 vs. June 30, 2020
Operating loss variance analysis

PAPER

(Unaudited, in millions)

OPERATING LOSS VARIANCE

(15)
(45)
11
4
34
(9)
(19)
8
(2)
2
(31)
Q1-Q2'20 OPERATING LOSS
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
FX
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q1-Q2'21 OPERATING LOSS

Sales
Sales decreased by $30 million, or 6%, to $467 million in the first half of the year. Lower volume decreased sales by $45 million, due to a decrease in shipments of 72,000 metric tons, or 9%, mainly reflecting lower demand levels since the onset of the pandemic and our resulting capacity adjustments. Pricing contributed to a $11 million increase in sales, reflecting a rise in the average transaction price of $19 per metric ton, or 3%.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs increased by $9 million after adjusting for the effects of lower volume and the stronger Canadian dollar, reflecting:
•unfavorable maintenance costs ($7 million) as a result of the timing of scheduled outages and the scope of maintenance work;
•higher energy prices ($4 million);
•higher expenses related to a process improvement project ($4 million);
•higher labor expense ($3 million), mainly due to higher compensation expense;
partly offset by lower chips costs ($8 million).

Corporate and Other
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2021	2020	2021	2020
Cost of sales, excluding depreciation, amortization and distribution costs	$(2)	$(2)	$(2)	$(4)
Depreciation and amortization	(4)	(3)	(8)	(7)
Selling, general and administrative expenses	(10)	(9)	(25)	(14)
Closure costs, impairment and other related charges	1	—	(2)	2
Net gain on disposition of assets	—	9	—	9
Operating loss	(15)	(5)	(37)	(14)
Interest expense	(5)	(9)	(11)	(18)
Non-operating pension and other postretirement benefit credits	3	4	5	19
Other (expense) income, net	(49)	10	(94)	38
Income tax provision	(87)	(5)	(127)	(32)
Net loss including noncontrolling interest	$(153)	$(5)	$(264)	$(7)
The table below shows the reconciliation of net loss including noncontrolling interest to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2021	2020	2021	2020
Net loss including noncontrolling interest	$(153)	$(5)	$(264)	$(7)
Interest expense	5	9	11	18
Income tax provision	87	5	127	32
Depreciation and amortization	4	3	8	7
EBITDA	(57)	12	(118)	50
Closure costs, impairment and other related charges	(1)	—	2	(2)
Net gain on disposition of assets	—	(9)	—	(9)
Non-operating pension and other postretirement benefit credits	(3)	(4)	(5)	(19)
Other expense (income), net	49	(10)	94	(38)
Adjusted EBITDA	$(12)	$(11)	$(27)	$(18)
Three and six months ended June 30, 2021 vs. June 30, 2020
Net gain on disposition of assets
We recorded a net gain of $9 million on the disposition of the Augusta mill in the year-ago period.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, cash flows provided by operations, and our credit facilities to: fund our operations; make pension contributions; and to finance our working capital, capital expenditures, duty cash deposits and opportunities for our growth and transformation strategy. In addition, from time to time we may use available cash to reduce debt and to return capital to shareholders, including through share repurchases or special dividends. As of June 30, 2021, we had cash and cash equivalents of $177 million and availability of $873 million under our credit facilities.
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
Senior Secured Credit Facility
On April 19, 2021, we entered into a first amendment to the amended and restated senior secured credit facility (or, the “Senior Secured Credit Facility”) entered into on October 28, 2019. The amount available remains unchanged for up to $360 million and is comprised of a term loan facility of up to $180 million with a delayed draw period of up to three years and the choice of maturities of six to ten years from the date of drawing (or, the “Term Loan Facility”); and a six-year revolving credit facility of up to $180 million (or, the “Revolving Credit Facility”). On the effective date of the amendment, we repaid our $180 million of term loans under the amended and restated senior secured credit facility with a combination of proceeds of borrowings under the Revolving Credit Facility and cash on hand. Interest rates under the Senior Secured Credit Facility are based, at the Company’s election, on either a floating rate based on the LIBOR, or a base rate, in each case plus a spread over the index. In addition, loans under the Term Loan Facility can bear interest at a fixed rate plus a spread. For more information, see Note 8, “Long-Term Debt,” to our Consolidated Financial Statements.
Flow of Funds
Summary of cash flows
A summary of cash flows for the six months ended June 30, 2021 and 2020, was as follows:

	Six Months Ended June 30,
(Unaudited, in millions)	2021	2020
Net cash provided by operating activities	$475	$76
Net cash used in investing activities	(133)	(227)
Net cash (used in) provided by financing activities	(282)	176
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	—	(1)
Net increase in cash and cash equivalents, and restricted cash	$60	$24
Six months ended June 30, 2021 vs. June 30, 2020
Net cash provided by operating activities
We generated $475 million of cash from operating activities in the first half of 2021, compared to $76 million in the year-ago period. The increase is primarily driven by higher profitability partly offset by an unfavorable working capital variance in the current period.
Net cash used in investing activities
We used $133 million of cash in investing activities in the current period, compared to $227 million in the year-ago period. The difference mostly reflects the acquisition of the U.S. Sawmill Business, net of cash acquired, in the year-ago period ($172 million); partly offset by higher countervailing and anti-dumping duty cash deposits in the current period ($57 million).

Net cash (used in) provided by financing activities
Net cash used in financing activities was $282 million in the first half of 2021, compared to cash provided by financing activities of $176 million in the year-ago period. The difference mostly reflects the repayment of the 2023 Notes of $375 million partly offset by the issuance of the 2026 Notes of $300 million, as well as the repayment of $180 million in term loans in the current period; compared to drawing of $180 million in term loans in the year-ago period. In the current period, we also repurchased $20 million of shares. The borrowings under the Revolving Credit Facility used to repay the $180 million term loan were also repaid during the quarter.
2021 outlook
To support the company’s continued growth, we have increased our expected capital expenditures from $95 million to $125 million, which includes a portion of the $22 million to modernize equipment at the Senneterre (Quebec) sawmill; $13 million to increase capacity at the Thunder Bay / Fort William First Nation (Ontario) sawmill; and $15 million to support fiber optimization and overall efficiency at the Glenwood (Arkansas) and Cross City (Florida) sawmills. The additional $50 million in wood products investments over a two year period will serve to generate additional value from our wood products segment across market cycles. We anticipate completing all the projects by the end of 2022.
Employee Benefit Plans
The American Rescue Plan Act of 2021 includes provisions that allow for interest rate smoothing of pension funding deficits to minimize the impact of lower interest rates on liabilities. It also extends the amortization period for funding shortfalls from seven years to 15 years under the current rules. We estimate that the impact of the Act on our previously disclosed estimated contributions for 2021 will be a reduction of $13 million.
Share Repurchase Program
On March 2, 2020, our board of directors authorized a share repurchase program of up to 15% of our common stock, for an aggregate consideration of up to $100 million. During the three and six months ended June 30, 2021, we repurchased 343,894 shares at an average price of $11.21 for a total of $3 million and 2,092,348 shares at an average price of $9.78 for a total of $20 million, respectively. Since the beginning of this share repurchase program, we have repurchased 9 million shares for a total cost of $50 million, representing 10% of our common stock. We repurchased 253,898 shares at an average price of $2.09 for a total of $1 million during the three and six months ended June 30, 2020.
Dividends
On June 10, 2021, we declared a special dividend of $1.00 per share ($79 million) on our common stock, paid on July 7, 2021 for holders of record at the close of business on June 28, 2021.

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
For more information on loss related to lumber futures contracts recorded during the current quarter, please see Note 2, “Other (Expense) Income, Net,” to our Consolidated Financial Statements.
ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of June 30, 2021. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information about our stock repurchases for the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30	343,894	$11.21	343,894	$50,000,192
May 1 to May 31	—	—	—	50,000,192
June 1 to June 30	—	—	—	50,000,192
Total	343,894	$11.21	343,894	$50,000,192
(1)$100 million share repurchase program launched in 2020. For more information, see Note 12, “Share Capital,” to our Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
ITEM 6.    EXHIBITS

Exhibit No.	Description

†10.1	2021 Resolute Forest Products Inc. Short-Term Incentive Plan - U.S.

†10.2	2021 Resolute Forest Products Inc. Short-Term Incentive Plan - Canada / International.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

†	This is a management contract or compensatory plan or arrangement.
*	Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

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
Date: August 9, 2021