Form 10-Q
period 2021-09-30
Resolute Forest Products Inc.
filed 2021-11-09
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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
    Yes ☐    No ☒
As of October 29, 2021, there were 77,662,976 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions of U.S. dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$817	$730	$2,830	$2,031
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	554	475	1,642	1,463
Depreciation and amortization	42	43	123	125
Distribution costs	87	80	264	258
Selling, general and administrative expenses	32	35	114	101
Closure costs, impairment and other related charges	—	—	2	(2)
Net gain on disposition of assets	—	—	—	(9)
Operating income	102	97	685	95
Interest expense	(5)	(8)	(16)	(26)
Non-operating pension and other postretirement benefit credits	3	5	8	24
Other income (expense), net	20	(14)	(74)	24
Income before income taxes	120	80	603	117
Income tax provision	(40)	(23)	(167)	(55)
Net income including noncontrolling interest	80	57	436	62
Net income attributable to noncontrolling interest	—	—	(1)	—
Net income attributable to Resolute Forest Products Inc.	$80	$57	$435	$62
Net income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$1.00	$0.66	$5.44	$0.71
Diluted	$0.99	$0.66	$5.39	$0.71
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	79.4	86.0	80.0	87.4
Diluted	80.1	86.2	80.8	87.6
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income including noncontrolling interest	$80	$57	$436	$62
Other comprehensive income:
Unamortized prior service costs or credits
Change in unamortized prior service costs or credits	—	(1)	(3)	(17)
Income tax provision	—	—	—	—
Change in unamortized prior service costs or credits, net of tax	—	(1)	(3)	(17)
Unamortized actuarial losses
Change in unamortized actuarial losses	16	14	84	46
Income tax provision	(4)	(3)	(20)	(10)
Change in unamortized actuarial losses, net of tax	12	11	64	36
Foreign currency translation	—	1	—	—
Other comprehensive income, net of tax	12	11	61	19
Comprehensive income including noncontrolling interest	92	68	497	81
Comprehensive income attributable to noncontrolling interest	—	—	(1)	—
Comprehensive income attributable to Resolute Forest Products Inc.	$92	$68	$496	$81
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions of U.S. dollars, except per share amount)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$119	$113
Accounts receivable, net:
Trade	279	230
Other	48	48
Inventories, net	509	462
Other current assets	68	47
Total current assets	1,023	900
Fixed assets, less accumulated depreciation of $1,720 and $1,604 as of September 30, 2021 and December 31, 2020, respectively	1,406	1,441
Amortizable intangible assets, less accumulated amortization of $37 and $33 as of September 30, 2021 and December 31, 2020, respectively	59	63
Goodwill	31	31
Deferred income tax assets	735	915
Operating lease right-of-use assets	58	60
Other assets	455	320
Total assets	$3,767	$3,730
Liabilities and equity
Current liabilities:
Accounts payable and other	$437	$369
Current portion of long-term debt	3	2
Current portion of operating lease liabilities	7	9
Total current liabilities	447	380
Long-term debt, net of current portion	300	559
Pension and other postretirement benefit obligations	1,415	1,562
Operating lease liabilities, net of current portion	55	55
Other liabilities	85	92
Total liabilities	2,302	2,648
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 121.0 million shares issued and 77.9 million shares outstanding as of September 30, 2021; 120.6 million shares issued and 80.8 million shares outstanding as of December 31, 2020	—	—
Additional paid-in capital	3,805	3,804
Deficit	(881)	(1,235)
Accumulated other comprehensive loss	(1,253)	(1,314)
Treasury stock at cost, 43.1 million shares and 39.8 million shares as of September 30, 2021 and December 31, 2020, respectively	(208)	(174)
Total Resolute Forest Products Inc. shareholders’ equity	1,463	1,081
Noncontrolling interest	2	1
Total equity	1,465	1,082
Total liabilities and equity	$3,767	$3,730
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions of U.S. dollars)

	Three Months Ended September 30, 2021
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total Equity
Balance as of June 30, 2021	$—	$3,805	$(961)	$(1,265)	$(194)	$2	$1,387
Share-based compensation, net of withholding taxes	—	—	—	—	—	—	—
Net income	—	—	80	—	—	—	80
Purchases of treasury stock (1.2 million shares) (Note 12)	—	—	—	—	(14)	—	(14)
Other comprehensive income, net of tax	—	—	—	12	—	—	12
Balance as of September 30, 2021	$—	$3,805	$(881)	$(1,253)	$(208)	$2	$1,465

	Nine Months Ended September 30, 2021
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total Equity
Balance as of December 31, 2020	$—	$3,804	$(1,235)	$(1,314)	$(174)	$1	$1,082
Share-based compensation, net of withholding taxes	—	(1)	—	—	—	—	(1)
Net income	—	—	435	—	—	1	436
Purchases of treasury stock (3.3 million shares) (Note 12)	—	—	—	—	(34)	—	(34)
Special dividend	—	2	(81)	—	—	—	(79)
Stock unit awards vested and stock options exercised (0.4 million shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	61	—	—	61
Balance as of September 30, 2021	$—	$3,805	$(881)	$(1,253)	$(208)	$2	$1,465

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

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions of U.S. dollars)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income including noncontrolling interest	$436	$62
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Share-based compensation	3	4
Depreciation and amortization	123	125
Deferred income taxes	167	55
Net pension contributions and other postretirement benefit payments	(71)	(66)
Net gain on disposition of assets	—	(9)
(Gain) loss on translation of foreign currency denominated deferred income taxes	(7)	23
Loss (gain) on translation of foreign currency denominated pension and other postretirement benefit obligations	6	(28)
Net planned major maintenance payments	(15)	(2)
Changes in working capital:
Accounts receivable	(45)	20
Inventories	(48)	21
Other current assets	(11)	(21)
Accounts payable and other	34	(14)
Other, net	8	6
Net cash provided by operating activities	580	176
Cash flows from investing activities:
Cash invested in fixed assets	(79)	(53)
Acquisition of business, net of cash acquired	—	(172)
Disposition of assets	—	9
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	(128)	(52)
Proceeds from insurance settlement	—	15
Other investing activities, net	3	5
Net cash used in investing activities	(204)	(248)
Cash flows from financing activities:
Net repayments under revolving credit facilities	—	(71)
Issuance of long-term debt	300	—
Payment of special dividend	(79)	—
Proceeds from long-term debt	—	180
Repayments of debt	(557)	(1)
Purchases of treasury stock	(34)	(19)
Payments of financing fees	(7)	—
Other financing activities, net	2	—
Net cash (used in) provided by financing activities	(375)	89
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(1)	—
Net increase in cash and cash equivalents, and restricted cash	$—	$17
Cash and cash equivalents, and restricted cash:
Beginning of period	$159	$42
End of period	$159	$59
Cash and cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$119	$20
Restricted cash (included in “Other assets”)	$40	$39
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
Financial statements
Our unaudited interim consolidated financial statements and accompanying notes (or, the “Consolidated Financial Statements”) have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (or, the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (or, “GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the Consolidated Financial Statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year. These Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021. Certain prior period amounts in the notes to our Consolidated Financial Statements have been reclassified to conform to the 2021 presentation.
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
Accounting pronouncement not yet adopted as of September 30, 2021
ASU 2020-04 “Reference Rate Reform”
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” amended in January by ASU 2021-01, “Reference Rate Reform - Scope,” which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This update provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (or, the “LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This update is effective as of March 12, 2020, through December 31, 2022. We are currently evaluating this accounting guidance and have not elected an adoption date. We do not expect this accounting guidance to materially impact our results of operations or financial position.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 2. Other Income (Expense), Net
Other income (expense), net for the three and nine months ended September 30, 2021 and 2020, was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2021	2020	2021	2020
Foreign exchange gain (loss)	$12	$(5)	$1	$9
Gain (loss) on commodity contracts (1)	1	(11)	(85)	(7)
Insurance recovery (2)	—	—	—	15
Miscellaneous income	7	2	10	7
	$20	$(14)	$(74)	$24
(1)    Principally related to lumber futures contracts; none of these contracts were outstanding as of September 30, 2021.
(2)    We recorded $15 million as other income for the nine months ended September 30, 2020, from the settlement of an insurance claim in connection with our acquisition of Atlas Paper Holdings, Inc. (or, “Atlas”) in 2015.
Note 3. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the three and nine months ended September 30, 2021 and 2020, was as follows:

(Unaudited, in millions)	Unamortized Prior Service Costs	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of June 30, 2021	$(4)	$(1,255)	$(6)	$(1,265)
Amounts reclassified from accumulated other comprehensive loss	—	12	—	12
Net current period other comprehensive income	—	12	—	12
Balance as of September 30, 2021	$(4)	$(1,243)	$(6)	$(1,253)

(Unaudited, in millions)	Unamortized Prior Service Costs	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2020	$(1)	$(1,307)	$(6)	$(1,314)
Other comprehensive income before reclassifications (1)	—	22	—	22
Amounts reclassified from accumulated other comprehensive loss	(3)	42	—	39
Net current period other comprehensive (loss) income	(3)	64	—	61
Balance as of September 30, 2021	$(4)	$(1,243)	$(6)	$(1,253)
(1)    The indefinite idling of the Amos and Baie-Comeau (Quebec) mills triggered curtailment and remeasurement of the pension and other postretirement benefit (or, “OPEB”) obligations related to their plans as of March 31, 2021, resulting in a curtailment gain of $8 million and an actuarial gain of $22 million, totaling $30 million ($22 million net of tax).

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

(Unaudited, in millions)	Unamortized Prior Service Costs	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of June 30, 2020	$—	$(1,164)	$(7)	$(1,171)
Other comprehensive income before reclassifications	—	—	1	1
Amounts reclassified from accumulated other comprehensive loss	(1)	11	—	10
Net current period other comprehensive (loss) income	(1)	11	1	11
Balance as of September 30, 2020	$(1)	$(1,153)	$(6)	$(1,160)

(Unaudited, in millions)	Unamortized Prior Service Credits (Costs)	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2019	$16	$(1,189)	$(6)	$(1,179)
Amounts reclassified from accumulated other comprehensive loss	(17)	36	—	19
Net current period other comprehensive (loss) income	(17)	36	—	19
Balance as of September 30, 2020	$(1)	$(1,153)	$(6)	$(1,160)
The reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2021 and 2020, were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2021	2020	2021	2020	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Costs or Credits
Amortization of prior service costs or credits	$—	$(1)	$(2)	$(3)	Non-operating pension and other postretirement benefit credits (1)
Curtailment gain	—	—	(1)	(14)	Non-operating pension and other postretirement benefit credits (1)
Income tax effect of the above	—	—	—	—	Income tax provision
Net of tax	—	(1)	(3)	(17)
Unamortized Actuarial Losses
Amortization of actuarial losses	16	14	54	43	Non-operating pension and other postretirement benefit credits (1)
Other items	—	—	—	3	Non-operating pension and other postretirement benefit credits (1)
Income tax effect of the above	(4)	(3)	(12)	(10)	Income tax provision
Net of tax	12	11	42	36
Total Reclassifications	$12	$10	$39	$19
(1)These items are included in the computation of net periodic benefit cost (credit) related to our pension and OPEB plans summarized in Note 9, “Employee Benefit Plans.”

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 4. Net Income Per Share
The reconciliation of the basic and diluted net income per share for the three and nine months ended September 30, 2021 and 2020, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income attributable to Resolute Forest Products Inc.	$80	$57	$435	$62
Denominator:
Weighted-average number of Resolute Forest Products Inc. common shares outstanding	79.4	86.0	80.0	87.4
Dilutive impact of nonvested stock unit awards and stock options	0.7	0.2	0.8	0.2
Diluted weighted-average number of Resolute Forest Products Inc. common shares outstanding	80.1	86.2	80.8	87.6
Net income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$1.00	$0.66	$5.44	$0.71
Diluted	$0.99	$0.66	$5.39	$0.71
The weighted-average number of outstanding stock options and nonvested equity-classified restricted stock units, deferred stock units and performance stock units (collectively, “stock unit awards”) that were excluded from the calculation of diluted net income per share, as their impact would have been antidilutive, for the three and nine months ended September 30, 2021 and 2020, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2021	2020	2021	2020
Stock options	0.4	0.9	0.5	0.9
Stock unit awards	—	0.6	—	0.7
Note 5. Inventories, Net
Inventories, net as of September 30, 2021 and December 31, 2020, were comprised of the following:

(Unaudited, in millions)	September 30, 2021	December 31, 2020
Raw materials	$145	$132
Work in process	60	46
Finished goods	133	120
Mill stores and other supplies	171	164
	$509	$462
Note 6. Other Assets
Other assets include countervailing and anti-dumping duty cash deposits on softwood lumber of $315 million and $56 million, respectively, as of September 30, 2021, and of $194 million and $49 million, respectively, as of December 31, 2020. See Note 11, “Commitments and Contingencies” for more information.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 7. Accounts Payable and Other
Accounts payable and other as of September 30, 2021 and December 31, 2020, were comprised of the following:

(Unaudited, in millions)	September 30, 2021	December 31, 2020
Trade accounts payable	$296	$251
Accrued compensation	73	76
Accrued interest	2	4
Pension and other postretirement benefit obligations	15	14
Accrued provision related to Fibrek Inc. litigation (Note 11)	21	—
Income and other taxes payable	4	5
Other	26	19
	$437	$369
Note 8. Long-Term Debt
Overview
Long-term debt, including current portion, as of September 30, 2021 and December 31, 2020, was comprised of the following:

(Unaudited, in millions)	September 30, 2021	December 31, 2020
4.875% senior unsecured notes due 2026:
Principal amount	$300	$—
Deferred financing costs	(6)	—
Total 4.875% senior unsecured notes due 2026	294	—
5.875% senior unsecured notes due 2023:
Principal amount	—	375
Deferred financing costs	—	(2)
Unamortized discount	—	(1)
Total 5.875% senior unsecured notes due 2023	—	372
Senior secured credit facility - Term loans due 2030	—	180
Finance lease obligations	7	9
Other debt	2	—
Total debt	303	561
Less: Current portion of finance lease obligations and other debt	(3)	(2)
Long-term debt, net of current portion	$300	$559
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
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
The fair value of the 2026 Notes (Level 1) was $308 million as of September 30, 2021.
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
On February 2, 2021, we placed the net proceeds from the issuance of the 2026 Notes together with additional cash, into trust for the benefit of the holders of the 2023 Notes to redeem all of the $375 million aggregate principal amount of the 2023 Notes (or, the “Redemption”) at a price of 100% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. The Redemption occurred on February 18, 2021. As a result of the repurchase, we recorded a net loss on extinguishment of debt of $3 million in “Other income (expense), net” in our Consolidated Statement of Operations for the nine months ended September 30, 2021.
The fair value of the 2023 Notes (Level 1) was $375 million as of December 31, 2020.
Senior Secured Credit Facility
On October 28, 2019, we entered into an amended and restated senior secured credit facility for up to $360 million, which provided a term loan facility of up to $180 million and a revolving credit facility of up to $180 million with a maturity date of October 28, 2025, for the latter. In March 2020, we borrowed $180 million in term loans for ten years, maturing in March 2030.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
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
As of September 30, 2021, we had $180 million of availability under the Term Loan Facility and $180 million of availability under the Revolving Credit Facility, which were undrawn. The fair values of the term loans (Level 2) approximated their carrying values and were bearing interest at LIBOR plus a spread of 2.13% as of December 31, 2020.
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
As of September 30, 2021, we had $278 million of borrowing base availability under the ABL Credit Facility, which was undrawn except for $74 million of ordinary course letters of credit outstanding.
Loan Facility
On November 4, 2020, our Canadian subsidiary, Resolute FP Canada Inc., entered into a secured delayed draw term loan facility (or, the “Loan Facility”) with Investissement Québec as lender for up to C$220 million ($173 million as of September 30, 2021), subject to borrowing base availability based on 75% of the countervailing and anti-dumping duty deposits imposed by the U.S. Department of Commerce and collected by Customs and Border Protection Agency on U.S. imports of applicable softwood lumber products produced at sawmills of the Borrower and its affiliates located in the province of Quebec, Canada from April 28, 2017 to December 31, 2022. The Loan Facility will bear interest at a floating rate equal to 1.45% above the one month Canadian banker’s acceptance rate. The principal shall be repayable in monthly installments over a period of eight years after an interest only period of two years from the date of the first draw. The Loan Facility is subject to prepayment requirements under certain conditions and may be repaid earlier without premium or penalty, but subject to prepayment of accrued and unpaid interest. The Loan Facility provides for a maximum of ten draws and the fulfillment of certain conditions upon each draw. Borrowings are subject to certain restrictions.
As of September 30, 2021, we had C$220 million ($173 million) of borrowing base availability under the Loan Facility, which was undrawn.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 9. Employee Benefit Plans
Pension and other postretirement benefit plans
The components of net periodic benefit costs (credits) relating to our pension and OPEB plans for the three and nine months ended September 30, 2021 and 2020, were as follows:
Pension Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2021	2020	2021	2020
Interest cost	$33	$38	$100	$112
Expected return on plan assets	(53)	(57)	(162)	(168)
Amortization of actuarial losses	18	15	59	47
Amortization of prior service costs	1	—	1	—
Non-operating pension credits	(1)	(4)	(2)	(9)
Service cost	4	4	12	11
Net periodic benefit costs before special events	3	—	10	2
Other (gain) loss	—	—	(1)	3
	$3	$—	$9	$5
OPEB Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2021	2020	2021	2020
Interest cost	$1	$1	$3	$3
Amortization of actuarial gains	(2)	(1)	(5)	(4)
Amortization of prior service credits	(1)	(1)	(3)	(3)
Non-operating other postretirement benefit credits	(2)	(1)	(5)	(4)
Service cost	1	(1)	1	—
Net periodic benefit credits before special events	(1)	(2)	(4)	(4)
Curtailment gain	—	—	—	(14)
	$(1)	$(2)	$(4)	$(18)
Defined contribution plans
Our expense for the defined contribution plans totaled $5 million and $4 million for the three months ended September 30, 2021 and 2020, respectively, and $14 million and $12 million for the nine months ended September 30, 2021 and 2020, respectively.
U.S. pension funding
The American Rescue Plan Act of 2021 includes provisions that allow for interest rate smoothing of pension funding deficits to minimize the impact of lower interest rates on liabilities. It also extends the amortization period for funding shortfalls from seven years to 15 years. We continue to estimate that the impact of the Act on our previously disclosed estimated contributions for 2021 will be a reduction of $13 million.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 10. Income Taxes
The income tax provision attributable to income before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the three and nine months ended September 30, 2021 and 2020, as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2021	2020	2021	2020
Income before income taxes	$120	$80	$603	$117
Income tax provision:
Expected income tax provision	(26)	(17)	(127)	(25)
Changes resulting from:
Valuation allowance on our U.S. operations	11	(5)	89	(21)
Foreign exchange	(5)	2	(2)	(8)
U.S. tax on non-U.S. earnings	(13)	(1)	(96)	(1)
State income taxes, net of federal income tax benefit	(1)	1	1	3
Foreign tax rate differences	(6)	(5)	(33)	(10)
Other, net (1)	—	2	1	7
	$(40)	$(23)	$(167)	$(55)
(1)    Includes $4 million for the nine months ended September 30, 2020, related to the settlement of an insurance claim in connection with our acquisition of Atlas.
During the three and nine months ended September 30, 2021, we used $11 million and $89 million, respectively, of deferred income tax assets that were fully reserved to offset the tax implications relating to the global intangible low-taxed income inclusion, which is based on the U.S. system of taxation for non-U.S. earnings, whereby foreign earnings less a qualified deduction for foreign assets are included in U.S. taxable income.
Note 11. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Any recovery from litigation or settlement of claims that is a gain contingency is recognized if, and when, realized or realizable. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of September 30, 2021, will not have a material adverse effect on our Consolidated Financial Statements.
Asbestos-related lawsuits
We are involved in a number of asbestos-related lawsuits filed primarily in U.S. state courts, including certain cases involving multiple defendants. These lawsuits principally allege direct or indirect personal injury or death resulting from exposure to asbestos-containing premises. While we dispute the plaintiffs’ allegations and intend to vigorously defend these claims, the ultimate resolution of these matters cannot be determined at this time. These lawsuits frequently involve claims for unspecified compensatory and punitive damages, and we are unable to reasonably estimate a range of possible losses. However, unfavorable rulings, judgments or settlement terms could materially impact our Consolidated Financial Statements. Hearings for certain of these matters are scheduled to occur in the next 12 months.

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
Countervailing Duties – On April 24, 2017, Commerce announced its preliminary determination in the countervailing investigation; as a result, from April 28, 2017 to August 25, 2017, we were required to pay cash deposits to the U.S. Customs and Border Protection agency (or, “U.S. Customs”) at a rate of 12.82% for countervailing duties on the vast majority of our U.S. imports of Canadian-produced softwood lumber. On November 2, 2017, Commerce issued its final determination in the countervailing investigation; as a result, from December 28, 2017 to November 30, 2020, we were required to pay cash deposits to U.S. Customs at a new rate of 14.70%. On November 23, 2020, Commerce issued its final determination in the first administrative review of the countervailing investigation; as a result, since December 1, 2020, we have been required to pay cash deposits to U.S. Customs at new rate of 19.10%. Commerce is expected to issue its final determination in the second administrative review of the countervailing investigation in November 2021, following which a new rate will take effect for Resolute; this new rate was estimated at 18.17% in a non-binding, preliminary determination issued on May 21, 2021, but is subject to modification in the upcoming final determination. During the nine months ended September 30, 2021, we made additional cash deposits of $121 million, bringing our total to $315 million.
Antidumping Duties – On June 26, 2017, Commerce announced its preliminary determination in the anti-dumping investigation; as a result, from June 30, 2017 to November 7, 2017, we were required to pay cash deposits to U.S. Customs at a rate of 4.59% for anti-dumping duties on the vast majority of our U.S. imports of Canadian-produced softwood lumber. On November 2, 2017, Commerce issued its final determination in the anti-dumping investigation; as a result, from November 8, 2017 to November 29, 2020, we were required to pay cash deposits to U.S. Customs at a new rate of 3.20%. On November 23, 2020, Commerce issued its final determination in the first administrative review of the anti-dumping investigation; as a result, since November 30, 2020, we have been required to pay cash deposits to U.S. Customs at a new rate of 1.15%. Commerce is expected to issue its final determination in the second administrative review of the anti-dumping investigation in November 2021, following which a new rate will take effect for Resolute; this new rate was estimated at 12.05% in a non-binding, preliminary determination issued on May 21, 2021, but is subject to modification in the upcoming final determination. During the nine months ended September 30, 2021, we made additional cash deposits of $7 million, bringing our total to $56 million.
Ongoing Administrative Reviews – Following Commerce’s completion of the Canadian softwood lumber investigation and first administrative review, two further administrative reviews remain pending. On March 10, 2020, Commerce published a notice initiating the second administrative review of the countervailing duty and anti-dumping orders on softwood lumber products from Canada. We were selected as a mandatory respondent for the second administrative review of the countervailing duty order and we have completed our answers to Commerce with the information requested. On March 4, 2021, Commerce published a notice initiating the third administrative review of the countervailing duty and anti-dumping orders on softwood lumber products from Canada. We were selected as a mandatory respondent for the third administrative review of the countervailing duty order and we have responded to Commerce with the information requested to date.
Ongoing Appellate Reviews – On December 14, 2017 and January 4, 2018, we filed complaints supporting appellate reviews of the final results of Commerce’s countervailing and antidumping investigations on softwood lumber from Canada, respectively, before a binational panel formed pursuant to the North American Free Trade Agreement or United States-Mexico-Canada Agreement, as the case may be (or, “Panel”). Briefing for these appeals has been completed, and the constitution of the Panel reviewing countervailing duties was announced on August 24, 2021; the hearing in this matter is scheduled to occur in March 2022. Further, on January 6, 2021 and January 19, 2021, we filed our complaints supporting appellate Panel reviews of the final results in the countervailing and antidumping first administrative reviews. Briefing for these appeals has also been completed; we are awaiting the constitution of the Panel in both instances.
ITC Injury Determination – In parallel, on December 28, 2017, the ITC published its affirmative final injury determinations in the antidumping and countervailing investigations on softwood lumber from Canada. On September 4, 2019, a Panel issued an interim decision upholding the affirmative final injury determinations of the ITC in both investigations of softwood lumber products from Canada. The Panel remanded the ITC to reconsider several findings and ordered the ITC to submit its redetermination on remand within 90 days from the date of the Panel interim decision. On December 19, 2019, the ITC issued

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
its redetermination on remand that maintained the affirmative final injury determinations, and on May 22, 2020, the Panel issued its final decision and affirmed in its entirety the ITC’s injury determination on remand.
WTO Appeal – In addition, on August 24, 2020, the World Trade Organization’s (or, “WTO”) dispute panel issued a report (or, the “Panel Report”) in the case brought by the government of Canada in “United States — Countervailing Measures on Softwood Lumber from Canada” (DS533), concluding, among other things, that Commerce acted inconsistently with the Agreement on Subsidies and Countervailing Measures on most of the matters. On September 28, 2020, the United States notified the WTO’s dispute settlement body of its decision to appeal the Panel Report.
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
Fibrek acquisition
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.40% of the outstanding Fibrek Inc. shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order by the Quebec Superior Court in Canada (or, the “Quebec Superior Court”) approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. On September 26, 2019, the Quebec Superior Court rendered a decision fixing the fair value of the shares of the dissenting shareholders at C$1.99 per share, or C$31 million in aggregate, plus interest and an additional indemnity, for a total then estimated at C$44 million payable in cash. We had previously accrued C$14 million for the payment of the dissenting shareholders’ claims. Following the court decision, we accrued an additional C$30 million ($23 million). Of the total amount of C$44 million, C$19 million ($14 million) was payable immediately and paid on October 2, 2019. The remaining balance of C$27 million ($21 million) as of September 30, 2021 and C$26 million ($20 million) as of December 31, 2020, which includes accrued interest, is recorded in “Accounts payable and other” as of September 30, 2021, and in “Other liabilities” as of December 31, 2020, in our Consolidated Balance Sheets. We are appealing the decision, therefore the payment of any additional consideration and its timing will depend on the outcome of the appeal. On November 13, 2019, a legal hypothec in the amount of C$30 million was registered on our Saint-Félicien (Quebec) immovable and movable property to secure the payment of any additional amounts following the outcome of the appeal. The hearing in this matter is expected to occur in the next 12 months.
Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or, the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to C$150 million ($118 million), would have to be funded if we do not obtain the relief sought. The hearing in this matter has not yet been scheduled but could occur in the next 12 months.
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
We have environmental liabilities of $13 million and $15 million recorded as of September 30, 2021 and December 31, 2020, respectively, primarily related to environmental remediation, assessment, monitoring and management related to closed or idled sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time.
We also have asset retirement obligations of $36 million and $25 million recorded as of September 30, 2021 and December 31, 2020, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets.
These liabilities are included in “Accounts payable and other” and “Other liabilities” in our Consolidated Balance Sheets.
Note 12. Share Capital
Treasury stock
On March 2, 2020, our board of directors authorized a share repurchase program of up to 15% of our common stock, for an aggregate consideration of up to $100 million. During the three and nine months ended September 30, 2021, we repurchased 1.2 million shares at an average price of $10.95 for a total of $14 million and 3.3 million shares at an average price of $10.22 for a total of $34 million, respectively. During the three and nine months ended September 30, 2020, we repurchased 4.5 million shares at an average price of $4.12 for a total of $18 million and 4.8 million shares at an average price of $4.01 for a total of $19 million, respectively.
Dividends
We declared a special dividend of $1.00 per share ($79 million) on our common stock during the nine months ended September 30, 2021. The special dividend was paid to shareholders on July 7, 2021. We did not declare or pay any dividends on our common stock during the nine months ended September 30, 2020.
Under some of our compensation plans, participants are credited additional units when a dividend is declared. The impact of the special dividend was as follows: for the nine months ended September 30, 2021, $3 million was recognized as a compensation expense, and $2 million as an increase in deficit and in additional paid-in capital; and $3 million as an increase in liabilities as of September 30, 2021.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Information about certain segment data for the three and nine months ended September 30, 2021 and 2020, was as follows:

(Unaudited, in millions)	Market Pulp (1)	Tissue	Wood Products (2)	Paper	Segment Total	Corporate and Other	Total
Sales
Third quarter
2021	$234	$38	$293	$252	$817	$—	$817
2020	$161	$39	$322	$208	$730	$—	$730
First nine months
2021	$609	$115	$1,387	$719	$2,830	$—	$2,830
2020	$499	$132	$695	$705	$2,031	$—	$2,031
Depreciation and amortization
Third quarter
2021	$6	$5	$11	$15	$37	$5	$42
2020	$6	$4	$11	$18	$39	$4	$43
First nine months
2021	$18	$14	$32	$46	$110	$13	$123
2020	$18	$13	$32	$51	$114	$11	$125
Operating income (loss)
Third quarter
2021	$46	$(9)	$64	$16	$117	$(15)	$102
2020	$(4)	$2	$128	$(12)	$114	$(17)	$97
First nine months
2021	$80	$(18)	$690	$(15)	$737	$(52)	$685
2020	$3	$2	$148	$(27)	$126	$(31)	$95
(1)Inter-segment sales were $7 million and $8 million for the three months ended September 30, 2021 and 2020, respectively, and $22 million for the nine months ended September 30, 2021 and 2020. These inter-segment sales, which were transacted at either the lowest market price of the previous month or cost, were excluded from market pulp sales.
(2)Wood products sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $22 million and $7 million for the three months ended September 30, 2021 and 2020, respectively, and $55 million and $17 million for the nine months ended September 30, 2021 and 2020, respectively.

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
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs, and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations, and performance to differ materially from those expressed or implied in this Form 10-Q include, but are not limited to, the impact of: the COVID-19 pandemic on our business and resulting economic conditions; developments in non-print media, including changes in consumer habits, and the effectiveness of our responses to these developments; intense competition in the forest products industry; any inability to offer products certified to globally recognized forestry management and chain of custody standards; any inability to successfully implement our strategies to increase our earnings power; the possible failure to successfully integrate acquired businesses with ours or to realize the anticipated benefits of acquisitions, such as our entry into wood manufacturing in the U.S., and tissue production and sales, or divestitures or other strategic transactions or projects, including loss of synergies following business divestitures; uncertainty or changes in political or economic conditions in the U.S., Canada or other countries in which we sell our products, including the effects of pandemics; global economic conditions; the highly cyclical nature of the forest products industry; any difficulties in obtaining timber or wood fiber at favorable prices, or at all; impacts of inflation on the price of goods and services, including changes in the cost of purchased energy and other raw materials; physical, financial and regulatory risks associated with global, regional, and local weather conditions, and climate change; any disruption in operations or increased labor costs due to labor disputes or occupational health and safety issues; difficulties in our employee relations or in employee attraction or retention; disruptions to our supply chain, operations, or the delivery of our products, including due to public health epidemics; disruptions to our information technology systems including cybersecurity and privacy incidents; risks related to the operation and transition of legacy system applications; negative publicity, even if unjustified; currency fluctuations; any increase in the level of required contributions to our pension plans, including as a result of any increase in the amount by which they are underfunded; our ability to maintain adequate capital resources to provide for all of our substantial capital requirements; the terms of our outstanding indebtedness, which could restrict our current and future operations; changes relating to the London Interbank Offered Rate (or, the “LIBOR”), which could impact our borrowings under our credit facilities; losses that are not covered by insurance; any shutdown of machines or facilities, restructuring of operations or sale of assets resulting in any additional closure costs and long-lived asset or goodwill impairment or accelerated depreciation charges; any need to record additional valuation allowances against our recorded deferred income tax assets; our exports from one country to another country becoming or remaining subject to duties, cash deposit requirements, border taxes, quotas, or other trade remedies or restrictions; countervailing and anti-dumping duties on imports to the U.S. of the vast majority of our softwood lumber products produced at our Canadian sawmills; any failure to comply with laws or regulations generally; any additional environmental or health and safety liabilities; any violation of trade laws, export controls, or other laws relating to our international sales and operations; adverse outcomes of legal proceedings, claims and governmental inquiries, investigations, and other disputes in which we are involved; the actions of holders of a significant percentage of our common stock; and the potential risks and uncertainties set forth under Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (or, the “SEC”) on March 1, 2021 (or, the “2020 Annual Report”), which have been heightened by the COVID-19 pandemic, including related governmental responses and economic impacts, market disruptions and resulting changes in consumer habits.
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
In addition, our operations were negatively affected by workforce availability and logistic constraints related to the pandemic, as well as by energy cost inflation related to the economic recovery.
Dividends
We declared a special dividend of $1.00 per share ($79 million) on our common stock in the previous quarter, which was recorded in “Accounts payable and other” in our Consolidated Balance Sheet as of June 30, 2021. The special dividend was paid to shareholders on July 7, 2021.
Three months ended September 30, 2021 vs. September 30, 2020
Our operating income was $102 million in the quarter, compared to an operating income of $97 million in the third quarter of 2020. Excluding special items, our operating income was $102 million, compared to an operating income of $97 million in the year-ago period.
Our net income in the quarter was $80 million, or $0.99 per diluted share, compared to a net income of $57 million, or $0.66 per diluted share, in the year-ago period. Our net income in the quarter, excluding special items, was $67 million, or $0.84 per diluted share, compared to a net income of $62 million, or $0.72 per share, in the year-ago period. Special items are described below.

Three Months Ended September 30, 2021	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$102	$80	$0.99
Adjustments for special items:
Non-operating pension and other postretirement benefit credits	—	(3)	(0.04)
Other income, net	—	(20)	(0.24)
Income tax effect of special items	—	10	0.13
Adjusted for special items (1)	$102	$67	$0.84

Three Months Ended September 30, 2020	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$97	$57	$0.66
Adjustments for special items:
Non-operating pension and other postretirement benefit credits	—	(5)	(0.06)
Other expense, net	—	14	0.17
Income tax effect of special items	—	(4)	(0.05)
Adjusted for special items (1)	$97	$62	$0.72
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
Nine months ended September 30, 2021 vs. September 30, 2020
Our operating income was $685 million in the first nine months of the year, compared to operating income of $95 million in the year-ago period. Excluding special items, our operating income was $687 million, compared to operating income of $84 million in the year-ago period. Special items are described below.
Our net income in the first nine months of the year was $435 million, or $5.39 per diluted share, compared to net income of $62 million, or $0.71 per diluted share, in the year-ago period. Our net income in the period, excluding special items, was $486 million, or $6.01 per diluted share, compared to net income of $11 million, or $0.13 per share, in the year-ago period.

Nine Months Ended September 30, 2021	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$685	$435	$5.39
Adjustments for special items:
Closure costs, impairment and other related charges	2	2	0.02
Non-operating pension and other postretirement benefit credits	—	(8)	(0.10)
Other expense, net	—	74	0.92
Income tax effect of special items	—	(17)	(0.22)
Adjusted for special items (1)	$687	$486	$6.01

Nine Months Ended September 30, 2020	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$95	$62	$0.71
Adjustments for special items:
Closure costs, impairment and other related charges	(2)	(2)	(0.02)
Net gain on disposition of assets	(9)	(9)	(0.10)
Non-operating pension and other postretirement benefit credits	—	(24)	(0.27)
Other income, net	—	(24)	(0.27)
Income tax effect of special items	—	8	0.08
Adjusted for special items (1)	$84	$11	$0.13
(1)    Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Overview – Third Quarter Overview” above.

RESULTS OF OPERATIONS
Consolidated Results
Selected financial information

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except per share amounts)	2021	2020	2021	2020
Sales	$817	$730	$2,830	$2,031
Operating income (loss) per segment:
Market pulp	$46	$(4)	$80	$3
Tissue	(9)	2	(18)	2
Wood products	64	128	690	148
Paper	16	(12)	(15)	(27)
Segment total	117	114	737	126
Corporate and other	(15)	(17)	(52)	(31)
Operating income	$102	$97	$685	$95
Net income attributable to Resolute Forest Products Inc.	$80	$57	$435	$62
Net income per common share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$1.00	$0.66	$5.44	$0.71
Diluted	$0.99	$0.66	$5.39	$0.71
Adjusted EBITDA (1)	$144	$140	$810	$209

(Unaudited, in millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$119	$113
Total assets	$3,767	$3,730
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2021	2020	2021	2020
Net income including noncontrolling interest	$80	$57	$436	$62
Interest expense	5	8	16	26
Income tax provision	40	23	167	55
Depreciation and amortization	42	43	123	125
EBITDA	$167	$131	$742	$268
Closure costs, impairment and other related charges	—	—	2	(2)
Net gain on disposition of assets	—	—	—	(9)
Non-operating pension and other postretirement benefit credits	(3)	(5)	(8)	(24)
Other (income) expense, net	(20)	14	74	(24)
Adjusted EBITDA	$144	$140	$810	$209
Three months ended September 30, 2021 vs. September 30, 2020
Operating income variance analysis
Sales
Sales increased by $87 million compared to the year-ago period, to $817 million. Pricing had a favorable impact of $82 million, mainly as a result of an increase in the average transaction price for market pulp and paper, up by 39%, and 16% respectively, partly offset by lower average transaction price for tissue and wood products, down by 9% and 5%, respectively. Higher volume increased sales by $4 million, mainly reflecting higher shipments of paper, market pulp and tissue, partly offset by lower shipments of wood products.
Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs (or, “COS”) increased by $79 million compared to the year-ago period. After removing the effects of higher volume and the stronger Canadian dollar, COS increased by $55 million, largely reflecting:
•higher fiber costs ($27 million), mainly reflecting an increase in stumpage costs related to higher lumber sale prices, and in harvesting costs for the wood products segment;
•higher energy prices ($13 million) due to inflation; and
•unfavorable maintenance costs ($8 million) as a result of the timing of scheduled outages and the scope of maintenance work, partly offset by the indefinite idling of the Amos and Baie-Comeau paper mills.

Distribution costs
After removing the effect of the stronger Canadian dollar, distribution costs increased by $6 million, mainly due to higher freight rates.
Selling, general and administrative expenses
Selling, general and administrative (or, “SG&A”) expenses decreased by $3 million in the quarter compared to the same period last year, mainly due to lower stock-based compensation expense.
Net gain on disposition of assets
See the corresponding variance analysis under “Corporate and Other” below.
Net income variance analysis
Non-operating pension and other postretirement benefit credits
We recorded non-operating pension and OPEB credits of $3 million in the quarter, compared to $5 million in the year-ago period. The difference reflects: lower expected return on plan asset ($4 million) in the current period and higher amortization of actuarial losses ($2 million); partly offset by lower interest cost ($5 million) in the current period.
Other income (expense), net
We recorded other income, net of $20 million in the quarter, compared to other expense, net of $14 million in the year-ago period. The difference mainly reflects a foreign exchange gain of $12 million in the current period, compared to a loss on commodity contracts of $11 million, principally related to lumber futures contracts, and a foreign exchange loss of $5 million in the year-ago period. There were no lumber futures contracts outstanding as of September 30, 2021.
Interest expense
Interest expense was $3 million lower in the quarter compared to the year-ago period, as a result of the refinancing of the 2023 Notes at a lower interest rate and debt level.
Income taxes
We recorded an income tax provision of $40 million in the quarter on income before income taxes of $120 million, compared to an expected income tax provision of $26 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: U.S. tax on non-U.S. earnings ($13 million); foreign tax rate differences ($6 million) and foreign exchange items ($5 million); partly offset by a decrease in our valuation allowance related to our U.S. operations ($11 million) where we recognize a full valuation allowance against our net deferred income tax assets.
The $11 million decrease in our valuation allowance for the three months ended September 30, 2021, is to offset the tax implications relating to the global intangible low-taxed income (or, “GILTI”) inclusion, which is based on the U.S. system of taxation for non-U.S. earnings, whereby foreign earnings less a qualified deduction for foreign assets are included in U.S. taxable income.
In the third quarter of 2020, we recorded an income tax provision of $23 million, on income before income taxes of $80 million, compared to an expected income tax provision of $17 million, based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: an increase to our valuation allowance related to our U.S. operations ($5 million), where we recognize a full valuation allowance against our net deferred income tax assets, and foreign tax rate differences ($5 million); partly offset by foreign exchange items ($2 million).

Nine months ended September 30, 2021 vs. September 30, 2020
Operating income variance analysis
Sales
Sales increased by $799 million compared to the year-ago period, to $2,830 million. Pricing had a favorable impact of $835 million, mainly as a result of an increase in the average transaction price for wood products, market pulp, and paper up by 90%, 26% and 7% respectively. Lower volume reduced sales by $41 million, mainly reflecting lower shipments in paper ($35 million), market pulp ($15 million) and tissue ($15 million), partly offset by higher shipments of wood products ($24 million).
Cost of sales, excluding depreciation, amortization and distribution costs
COS increased by $179 million in the period to $1,642 million. After removing the effects of lower volume and the stronger Canadian dollar, COS increased by $144 million, largely reflecting:
•higher fiber costs ($67 million), mainly reflecting an increase in stumpage costs related to higher lumber sale prices, and in harvesting costs for the wood products segment, partly offset by lower chip costs in the market pulp and paper segment;
•unfavorable maintenance costs ($23 million) as a result of the timing of scheduled outages and the scope of maintenance work, partly offset by the indefinite idling of the Amos and Baie-Comeau paper mills;
•higher energy prices ($25 million) due to inflation;
•higher expenses related to a process improvement project ($12 million); and
•higher labor expense ($7 million), mainly due to higher compensation expense, partly offset by the indefinite idling of the Amos and Baie-Comeau paper mills.
Distribution costs
After removing the effect of lower volume and the stronger Canadian dollar, distribution costs increased by $6 million, mainly due to higher freight rates.
Selling, general and administrative expenses
SG&A expenses increased by $13 million in the first nine months of 2021, compared to the same period last year, mainly due to higher incentive plan expense, which is based on company performance, and higher stock-based compensation expense, partly offset by lower corporate expenses.

Closure costs, impairment and other related charges
In the first nine months of 2021, we recorded closure costs, impairment and other related charges of $2 million, related to the indefinite idling of our Amos and Baie-Comeau paper mills. This compares to the reversal of $2 million of closure costs, impairment and other related charges in the year-ago period, related to the indefinite idling of our paper mill at Augusta (Georgia).
Net gain on disposition of assets
See the corresponding variance analysis under “Corporate and Other” below.
Net income variance analysis
Non-operating pension and other postretirement benefit credits
We recorded non-operating pension and OPEB credits of $8 million in the first nine months of 2021, compared to $24 million in the year-ago period. The difference mainly reflects: an OPEB curtailment credit related to the indefinite idling of our Augusta mill in the prior period ($14 million); higher amortization of actuarial losses ($11 million) and lower expected return on plan assets ($6 million) in the current period; partly offset by lower interest cost ($12 million) and a pension special termination benefit cost related to the indefinite idling of our Augusta mill in the prior period ($3 million).
Interest expense
Interest expense was $10 million lower in the first nine months compared to the year-ago period, as a result of the refinancing of the 2023 Notes at a lower interest rate and debt level.
Other income (expense), net
We recorded other expense, net of $74 million in the first nine months of 2021, compared to other income, net of $24 million in the year-ago period. The difference mainly reflects a loss on commodity contracts of $85 million principally related to lumber futures contracts, compared to a favorable insurance claim settlement of $15 million related to our acquisition of Atlas in 2015, a foreign exchange gain of $9 million, and a loss on commodity contracts of $7 million in the year-ago period. There were no lumber futures contracts outstanding as of September 30, 2021.
Income taxes
We recorded an income tax provision of $167 million in the period, on income before income taxes of $603 million, compared to an expected income tax provision of $127 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: U.S. tax on non-U.S. earnings ($96 million); and foreign tax rate differences ($33 million); partly offset by a net decrease in our valuation allowance related to our U.S. operations ($89 million) where we recognize a full valuation allowance against our net deferred income tax assets.
The $89 million net decrease in our valuation allowance for the nine months ended September 30, 2021, is to offset the tax implications relating to the GILTI inclusion, which is based on the U.S. system of taxation for non-U.S. earnings, whereby foreign earnings less a qualified deduction for foreign assets are included in U.S. taxable income.
In the first nine months of 2020, we recorded an income tax provision of $55 million, on income before income taxes of $117 million, compared to an expected income tax provision of $25 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: an increase to our valuation allowance related to our U.S. operations ($21 million) where we recognize a valuation allowance against virtually all of our net deferred income tax assets; foreign exchange items ($8 million); and state and foreign tax rate differences ($7 million); partially offset by other items ($7 million), mainly related to the settlement of an insurance claim in connection with our acquisition of Atlas.
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

MARKET PULP
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2021	2020	2021	2020
Sales	$234	$161	$609	$499
Operating income (loss) (1)	$46	$(4)	$80	$3
EBITDA (2)	$52	$2	$98	$21
(In thousands of metric tons)
Shipments	283	273	808	834
Downtime	28	42	76	75

	September 30,
(Unaudited, in thousands of metric tons)	2021	2020
Finished goods inventory	52	71
(1)Net income (loss) including noncontrolling interest is equal to operating income (loss) in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2021	2020	2021	2020
Net income (loss) including noncontrolling interest	$46	$(4)	$80	$3
Depreciation and amortization	6	6	18	18
EBITDA	$52	$2	$98	$21
Industry trends
World demand for chemical pulp decreased by 2.8% in the first eight months of 2021 compared to the year-ago period, reflecting a decrease in China and North America of 6.5% and 0.8%, respectively, while Western Europe increased by 3.2%. World capacity decreased by 0.3% compared to the year-ago period.

World demand for softwood pulp fell by 3.0% in the first eight months of 2021, with a decrease of 4.4% and 3.1% in North America and China, respectively, while Western Europe increased by 1.7%. The shipment-to-capacity ratio was 88%.
In the same period, world demand for hardwood pulp fell by 4.5%, with shipments to China down by 10.2%, while shipments to Western Europe and North America were up by 3.6% and 1.7%, respectively. The shipment-to-capacity ratio was 89%.
Three months ended September 30, 2021 vs. September 30, 2020
Operating income (loss) variance analysis

MARKET PULP

(Unaudited, in millions)

OPERATING INCOME (LOSS) VARIANCE

(4)
7
66
(5)
(9)
(5)
(1)
(2)
(1)
46
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
FX
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q3'20 OPERATING LOSS
Q3'21 OPERATING INCOME

Sales
Sales were $73 million higher, or 45%, in the quarter to $234 million. Pricing contributed to a $66 million increase in sales, reflecting an increase in the average transaction price of $233 per metric ton, or 39%, due to a price increase across all pulp grades. Higher volume increased sales by $7 million, mainly due to an increase in shipments of 10,000 metric tons, or 4%, mainly reflecting recovery from the lower demand levels since the onset of the pandemic.
Cost of sales, excluding depreciation, amortization and distribution costs
COS increased by $19 million compared to the year-ago period. After removing the effects of higher volume and the stronger Canadian dollar, COS increased by $9 million, largely reflecting higher energy prices due to inflation ($5 million) and unfavorable maintenance costs ($2 million) as a result of the timing of scheduled outages.

Nine months ended September 30, 2021 vs. September 30, 2020
Operating income variance analysis

MARKET PULP

(Unaudited, in millions)

OPERATING INCOME VARIANCE

3
(15)
125
7
(19)
(15)
2
(1)
(3)
(4)
80
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'20 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q1-Q3'21 OPERATING INCOME

Sales
Sales were $110 million higher, or 22%, to $609 million in the first nine months of the year. Pricing had a favorable impact of $125 million, reflecting an increase in the average transaction price of $155 per metric ton, or 26%, due to a price increase across all pulp grades. Lower volume reduced sales by $15 million, mainly reflecting lower shipments of 26,000 metric tons, or 3%, due to production inconsistencies.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of lower volume and the stronger Canadian dollar, manufacturing costs increased by $19 million, reflecting:
•higher energy prices ($13 million) due to inflation;
•unfavorable maintenance costs ($6 million) as a result of the timing of scheduled outages and the scope of maintenance work; and
•higher expenses related to a process improvement project ($5 million);
partly offset by lower chip costs ($7 million).
Distribution costs
After removing the effect of lower volume and the stronger Canadian dollar, distribution costs increased by $3 million mainly due to higher freight rates.
Selling, general and administrative expenses
SG&A expenses increased by $4 million in the first nine months of 2021, compared to the same period last year, mainly due to higher incentive plan expense, which is based on company performance, and higher stock-based compensation expense, partly offset by lower corporate expenses.

TISSUE
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2021	2020	2021	2020
Sales	$38	$39	$115	$132
Operating (loss) income (1)	$(9)	$2	$(18)	$2
EBITDA (2)	$(4)	$6	$(4)	$15
(In thousands of short tons)
Shipments (3)	23	21	65	73
Downtime	3	2	10	4

	September 30,
(Unaudited, in thousands of short tons)	2021	2020
Finished goods inventory (3)	6	6
(1)Net (loss) income including noncontrolling interest is equal to operating (loss) income in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.
(3)Tissue converted products, which are measured in cases, are converted to short tons.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2021	2020	2021	2020
Net (loss) income including noncontrolling interest	$(9)	$2	$(18)	$2
Depreciation and amortization	5	4	14	13
EBITDA	$(4)	$6	$(4)	$15
Industry trends
Total U.S. tissue consumption fell by 8.5% in the first nine months of 2021, compared to the year-ago period. Converted product shipments decreased by 5.7%, where at-home shipments decreased by 9.7%, and away-from-home shipments increased by 4.5%.

U.S. parent roll production fell by 6.4% in the first nine months of 2021, and the average industry production-to-capacity ratio decreased to 91%, down from 97% in the year-ago period.
Three months ended September 30, 2021 vs. September 30, 2020
Operating (loss) income variance analysis

TISSUE

(Unaudited, in millions)

OPERATING (LOSS) INCOME VARIANCE

2
2
(3)
(3)
(7)
1
(1)
(1)
1
(9)
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
FX
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q3'20 OPERATING INCOME
Q3'21 OPERATING LOSS

Sales
Sales were $1 million lower, or 3%, to $38 million in the quarter, mainly due to a decrease in pricing of $172 per short ton, or 9%, due to an unfavorable product mix, partly offset by an increase in shipments by 2,000 short tons, or 10%.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of higher volume, our manufacturing costs increased by $7 million compared to the year-ago period, mainly related to:
•reduced workforce availability and logistic constraints, which challenged our ability to scale production and resulted in higher manufacturing overhead ($3 million), especially for the ramp-up of our Hagerstown (Maryland) converting facility acquired in the fourth quarter of 2020; and
•higher fiber costs ($2 million).

Nine months ended September 30, 2021 vs. September 30, 2020
Operating (loss) income variance analysis

TISSUE

(Unaudited, in millions)

OPERATING (LOSS) INCOME VARIANCE

2
(15)
(2)
10
(13)
1
(1)
(1)
1
(18)
Q1-Q3'20 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
FX
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q1-Q3'21 OPERATING LOSS

Sales
Sales were $17 million lower, or 13%, to $115 million in the first nine months of the year, mainly due to a decrease in shipments of 8,000 short tons, principally in away-from-home products due to the ongoing pandemic, and an unfavorable product mix.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of lower volume, our manufacturing costs increased by $13 million compared to the year-ago period, mainly related to:
•reduced workforce availability and logistic constraints, which challenged our ability to scale production and resulted in higher manufacturing overhead ($7 million), especially for the ramp-up of our Hagerstown converting facility acquired in the fourth quarter of 2020; and
•higher fiber costs ($3 million).

WOOD PRODUCTS
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2021	2020	2021	2020
Sales	$293	$322	$1,387	$695
Operating income (1)	$64	$128	$690	$148
EBITDA (2)	$75	$139	$722	$180
(In millions board feet)
Shipments (3)	511	537	1,578	1,501
Downtime	47	56	112	224

	September 30,
(Unaudited, in millions board feet)	2021	2020
Finished goods inventory (3)	129	121
(1)Net income including noncontrolling interest is equal to operating income in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.
(3)Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2021	2020	2021	2020
Net income including noncontrolling interest	$64	$128	$690	$148
Depreciation and amortization	11	11	32	32
EBITDA	$75	$139	$722	$180
Industry trends
U.S. housing starts were 1.6 million on a seasonally adjusted basis in the first nine months of 2021, up 18.5% from the same period last year, which reflects a 19.9% increase in single-family starts and an increase of 15.6% in multi-family starts.

2x4 – Random Length (or “RL”) #1-2 Kiln Dried Great Lakes (or “KD GL”) price rose by 75.5% in the first nine months of 2021 compared to the year ago period, and the 2x4x8 Stud KD GL price rose by 75.0%. The 2x4 – RL #2 KD Southern Pine (Eastside) price increased by 64.4%, and the 2x4 – RL #2 KD Southern Pine (Westside) price was up by 77.1%.
Three months ended September 30, 2021 vs. September 30, 2020
Operating income variance analysis

WOOD PRODUCTS

(Unaudited, in millions)

OPERATING INCOME VARIANCE

128
(15)
(14)
4
(37)
(1)
2
(1)
(2)
64
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q3'20 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q3'21 OPERATING INCOME

Sales
Sales were $29 million lower, or 9%, to $293 million in the quarter, reflecting softer lumber market conditions. Volume decreased sales by $15 million due to a decrease in shipments of 26 million board feet, or 5%. Pricing contributed to a $14 million decrease in sales, reflecting a decrease of the average transaction price of $27 per thousand board feet, or 5%.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the COS related to the lower volume and the effect of the Canadian dollar, manufacturing costs increased by $37 million, reflecting:
•higher log costs ($29 million) primarily due to an increase in stumpage costs related to higher lumber sale prices, and in harvesting costs; and
•unfavorable maintenance costs ($6 million) as a result of the scope of maintenance work.

Nine months ended September 30, 2021 vs. September 30, 2020
Operating income variance analysis

WOOD PRODUCTS

(Unaudited, in millions)

OPERATING INCOME VARIANCE

148
24
668
(15)
(103)
(23)
(3)
(3)
1
(4)
690
Q1-Q3'20 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
FX
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q1-Q3'21 OPERATING INCOME

Sales
Sales were $692 million higher, or 100%, to $1,387 million in the first nine months of the year, due to stronger market conditions. Pricing contributed to a $668 million increase in sales, reflecting a rise in the average transaction price of $416 per thousand board feet, or 90%, and volume increased sales by $24 million due to an increase in shipments of 77 million board feet, or 5%, reflecting new volume from the restart in the first quarter of 2021 of the El Dorado (Arkansas) and Ignace (Ontario) sawmills.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effect of higher volume and the stronger Canadian dollar, manufacturing costs increased by $103 million, reflecting:
•higher log costs ($83 million), primarily reflecting an increase in stumpage costs related to higher lumber sale prices, and in harvesting costs;
•unfavorable maintenance costs ($13 million) as a result of the scope of maintenance work; and
•higher labor expense ($5 million), mainly due to higher compensation expense.
Selling, general and administrative expenses
SG&A expenses increased by $4 million in the first nine months of 2021, compared to the same period last year, mainly due to higher incentive plan expense, which is based on company performance, and higher stock-based compensation expense, partly offset by lower corporate expenses.

PAPER
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2021	2020	2021	2020
Sales	$252	$208	$719	$705
Operating income (loss) (1)	$16	$(12)	$(15)	$(27)
EBITDA (2)	$31	$6	$31	$24
(In thousands of metric tons)
Shipments	364	351	1,124	1,183
Downtime	36	171	229	371

	September 30,
(Unaudited, in thousands of metric tons)	2021	2020
Finished goods inventory	72	124
(1)Net income (loss) including noncontrolling interest is equal to operating income (loss) in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2021	2020	2021	2020
Net income (loss) including noncontrolling interest	$16	$(12)	$(15)	$(27)
Depreciation and amortization	15	18	46	51
EBITDA	$31	$6	$31	$24
Industry trends
North American newsprint demand fell by 5.2% in the first nine months of the year compared to the same period last year. Demand from newspaper publishers fell by 11.5%, while demand from commercial printers increased by 4.6%. The North American shipment-to-capacity ratio was 94%, compared to 82% in the year-ago-period.

Global demand for newsprint fell by 6.5% in the first nine months of 2021, with North America down by 5.2%, Western Europe down by 2.4%, and Asia down by 10.1%. The shipment-to-capacity ratio increased to 87%, up from 76% in the year-ago period.
North American demand for uncoated mechanical papers rose by 3.6% in the first nine months of 2021, compared to the year-ago period, reflecting a 1.2% increase in supercalendered grades, and a 5.7% increase in standard grades. The shipment-to-capacity ratio for all uncoated mechanical papers increased to 88%, compared to 73% in the year-ago period.

Three months ended September 30, 2021 vs. September 30, 2020
Operating income (loss) variance analysis

PAPER

(Unaudited, in millions)

OPERATING INCOME (LOSS) VARIANCE

(12)
10
33
1
(6)
(2)
(8)
(2)
(2)
3
1
16
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q3'20 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q3'21 OPERATING INCOME

Sales
Sales increased by $44 million, or 21%, to $252 million in the quarter. Pricing contributed to a $33 million increase in sales, reflecting a rise in the average transaction price of $95 per metric ton, or 16%, due to a price increase across all paper grades. Higher volume increased sales by $10 million, mainly due to an increase in shipments of 13,000 metric tons, or 4%, principally reflecting a recovery from lower demand levels since the onset of the pandemic.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of higher volume and the stronger Canadian dollar, manufacturing costs increased by $2 million, reflecting higher energy prices ($8 million) due to inflation, partly offset by lower chip costs ($4 million).

Nine months ended September 30, 2021 vs. September 30, 2020
Operating loss variance analysis

PAPER

(Unaudited, in millions)

OPERATING LOSS VARIANCE

(27)
(35)
44
5
28
(11)
(27)
6
(2)
(2)
5
1
(15)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'20 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q1-Q3'21 OPERATING LOSS

Sales
Sales increased by $14 million, or 2%, to $719 million in the first nine months of the year. Pricing contributed to a $44 million increase in sales, reflecting a rise in the average transaction price of $44 per metric ton, or 7%, and supported by a favorable product mix. Lower volume decreased sales by $35 million, due to a decrease in shipments of 59,000 metric tons, or 5%, mainly reflecting lower demand levels since the onset of the pandemic and our resulting capacity adjustments.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs increased by $11 million after adjusting for the effects of lower volume and the stronger Canadian dollar, reflecting:
•higher energy prices ($12 million) due to inflation;
•higher expenses related to a process improvement project ($5 million);
•unfavorable maintenance costs ($3 million) as a result of the timing of scheduled outages and the scope of maintenance work, partly offset by the indefinite idling of the Amos and Baie-Comeau paper mills;
partly offset by lower chip costs ($12 million).
Depreciation and amortization
Depreciation and amortization was $5 million lower in the first nine months of the year, reflecting the accelerated depreciation charges taken in the fourth quarter of 2020 due to the temporary idling of the Amos and Baie-Comeau paper mills. The mills were indefinitely idled in March 2021.

Corporate and Other
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2021	2020	2021	2020
Cost of sales, excluding depreciation, amortization and distribution costs	$(3)	$(2)	$(5)	$(6)
Depreciation and amortization	(5)	(4)	(13)	(11)
Selling, general and administrative expenses	(7)	(11)	(32)	(25)
Closure costs, impairment and other related charges	—	—	(2)	2
Net gain on disposition of assets	—	—	—	9
Operating loss	(15)	(17)	(52)	(31)
Interest expense	(5)	(8)	(16)	(26)
Non-operating pension and other postretirement benefit credits	3	5	8	24
Other income (expense), net	20	(14)	(74)	24
Income tax provision	(40)	(23)	(167)	(55)
Net loss including noncontrolling interest	$(37)	$(57)	$(301)	$(64)
The table below shows the reconciliation of net loss including noncontrolling interest to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2021	2020	2021	2020
Net loss including noncontrolling interest	$(37)	$(57)	$(301)	$(64)
Interest expense	5	8	16	26
Income tax provision	40	23	167	55
Depreciation and amortization	5	4	13	11
EBITDA	13	(22)	(105)	28
Closure costs, impairment and other related charges	—	—	2	(2)
Net gain on disposition of assets	—	—	—	(9)
Non-operating pension and other postretirement benefit credits	(3)	(5)	(8)	(24)
Other (income) expense, net	(20)	14	74	(24)
Adjusted EBITDA	$(10)	$(13)	$(37)	$(31)
Three and nine months ended September 30, 2021 vs. September 30, 2020
Net gain on disposition of assets
We recorded a net gain of $9 million on the disposition of the Augusta mill in the year-ago period.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, cash flows provided by operations, and our credit facilities to: fund our operations; make pension contributions; and to finance our working capital, capital expenditures, duty cash deposits and opportunities for our growth and transformation strategy. In addition, from time to time we may use available cash to reduce debt and to return capital to shareholders, including through share repurchases or special dividends. As of September 30, 2021, we had cash and cash equivalents of $119 million and availability of $811 million under our credit facilities.
Based on our current projections, we expect to have sufficient financial resources available to finance our business plan, make pension contributions, meet working capital and duty cash deposit requirements, and maintain an appropriate level of capital spending.
Based on market conditions, we may seek to refinance our credit facilities to optimize our capital structure and enhance our flexibility to continue our transformation.
Flow of Funds
Summary of cash flows
A summary of cash flows for the nine months ended September 30, 2021 and 2020, was as follows:

	Nine Months Ended September 30,
(Unaudited, in millions)	2021	2020
Net cash provided by operating activities	$580	$176
Net cash used in investing activities	(204)	(248)
Net cash (used in) provided by financing activities	(375)	89
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(1)	—
Net increase in cash and cash equivalents, and restricted cash	$—	$17
Nine months ended September 30, 2021 vs. September 30, 2020
Net cash provided by operating activities
We generated $580 million of cash from operating activities in the first nine months of 2021, compared to $176 million in the year-ago period. The increase is primarily driven by higher profitability, partly offset by an unfavorable working capital variance and higher major maintenance payments in the current period.
Net cash used in investing activities
We used $204 million of cash in investing activities in the current period, compared to $248 million in the year-ago period. The difference mostly reflects the acquisition of the U.S. Sawmill Business, net of cash acquired, in the year-ago period ($172 million); partly offset by higher countervailing and anti-dumping duty cash deposits ($76 million), and higher cash invested in fixed assets ($26 million) in the current period, as well as proceeds from an insurance recovery related to our acquisition of Atlas in 2015 ($15 million) in the prior period.
Net cash (used in) provided by financing activities
Net cash used in financing activities was $375 million in the first nine months of 2021, compared to cash provided by financing activities of $89 million in the year-ago period. The difference mostly reflects the repayment of the 2023 Notes of $375 million partly offset by the issuance of the 2026 Notes of $300 million, as well as the repayment of $180 million in term loans in the current period; compared to drawing of $180 million in term loans used to finance the acquisition of the U.S. Sawmill Business, partly offset by the repayment of $71 million in revolving credit facilities in the year-ago period. In the current period, we also paid a special dividend of $1 per share, or $79 million, and repurchased $34 million of shares compared to $19 million in the year-ago period.

2021 outlook
To support the company’s continued growth, in the second quarter, we increased our expected capital expenditures for 2021 from $95 million to $125 million. Due to supply chain delays and limited contractor availability, we now expect our capex investments to reach approximately $110 million.
Employee Benefit Plans
The American Rescue Plan Act of 2021 includes provisions that allow for interest rate smoothing of pension funding deficits to minimize the impact of lower interest rates on liabilities. It also extends the amortization period for funding shortfalls from seven years to 15 years. We continue to estimate that the impact of the Act on our previously disclosed estimated contributions for 2021 will be a reduction of $13 million.
Share Repurchase Program
On March 2, 2020, our board of directors authorized a share repurchase program of up to 15% of our common stock, for an aggregate consideration of up to $100 million. During the three and nine months ended September 30, 2021, we repurchased 1.2 million shares at an average price of $10.95 for a total of $14 million and 3.3 million shares at an average price of $10.22 for a total of $34 million, respectively. Since the beginning of this share repurchase program, we have repurchased 10 million shares for a total cost of $64 million, representing 12% of our common stock. During the three and nine months ended September 30, 2020, we repurchased 4.5 million shares at an average price of $4.12 for a total of $18 million and 4.8 million shares at an average price of $4.01 for a total of $19 million, respectively.
Dividends
On July 7, 2021, we paid a special dividend of $1.00 per share ($79 million) on our common stock, which was declared on June 10, 2021, for holders of record at the close of business on June 28, 2021.

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
For more information on loss related to lumber futures contracts recorded during the nine month period ended September 30, 2021, please see Note 2, “Other Income (Expense), Net,” to our Consolidated Financial Statements.
ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of September 30, 2021. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information about our stock repurchases for the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31	—	$—	—	$50,000,192
August 1 to August 31	—	—	—	50,000,192
September 1 to September 30	1,248,251	10.95	1,248,251	36,329,747
Total	1,248,251	$10.95	1,248,251	$36,329,747
(1)$100 million share repurchase program launched in 2020. For more information, see Note 12, “Share Capital,” to our Consolidated Financial Statements.
As of October 29, 2021, we repurchased 197,037 additional shares at an average price per share of $11.94 for a total cost of $2 million.

RESOLUTE FOREST PRODUCTS INC.
ITEM 6.    EXHIBITS

Exhibit No.	Description

†10.1	Letter Agreement between Jacques P. Vachon and Resolute Forest Products Inc. dated November 4, 2021.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

†	This is a management contract or compensatory plan or arrangement.
*	Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

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
Date: November 9, 2021