Form 10-K
period 2021-12-31
Resolute Forest Products Inc.
filed 2022-03-01
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 001-33776
RESOLUTE FOREST PRODUCTS INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0526415
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1010 De La Gauchetière Street West	Suite 400	Montreal	Quebec	Canada	H3B 2N2
(Address of principal executive offices) (Zip Code)
(514) 875-2160
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.001 per share	RFP	New York Stock Exchange Toronto Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was $588 million.
As of January 31, 2022, there were 76,816,243 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days of December 31, 2021, are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF
THIRD-PARTY DATA
Statements in this Annual Report on Form 10-K (or, “Form 10-K”) that are not reported financial results or other historical information of Resolute Forest Products Inc. (with its subsidiaries, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “Resolute,” “we,” “our,” “us,” or the “Company”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to the impact of the novel coronavirus (or, “COVID-19”) pandemic and resulting economic conditions on our business, results of operations and market price of our securities, and to our: efforts and initiatives to reduce costs and increase revenues and profitability; business and operating outlook; future pension obligations; assessment of market conditions; growth strategies and prospects, and the growth potential of the Company and the industry in which we operate; liquidity; future cash flows, including as a result of the changes to our pension funding obligations; estimated capital expenditures; environmental, social and governance (or, “ESG”) reporting; and strategies for achieving our goals generally, including the strategies described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Our Business,” of this Form 10-K. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “see,” “anticipate,” “continue,” “attempt,” “improve,” “contribute,” “strive,” “position,” “maintain,” “remain,” “increase,” “project,” “progress,” “build,” “pursue,” “plan,” “grow,” “allow,” “look,” “enhance,” “seek,” “provide,” “generate,” “create,” “support,” “estimate”, “drive”, “move”, “maximize” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs, and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations, and performance to differ materially from those expressed or implied in this Form 10-K include, but are not limited to, the impact of: the COVID-19 pandemic on our business and resulting economic conditions; developments in non-print media, including changes in consumer habits, and the effectiveness of our responses to these developments; intense competition in the forest products industry; any inability to offer products certified to globally recognized forestry management and chain of custody standards; any inability to successfully implement our strategies to increase our earnings power; the possible failure to successfully integrate acquired businesses with ours or to realize the anticipated benefits of acquisitions or divestitures or other strategic transactions or projects, including loss of synergies following business divestitures; uncertainty or changes in political or economic conditions in the U.S., Canada or other countries in which we sell our products, including the effects of pandemics; global economic conditions; the highly cyclical nature of the forest products industry; any difficulties in obtaining timber or wood fiber at favorable prices, or at all; impacts of inflation on the price of goods and services, including changes in the cost of purchased energy and other raw materials; any loss of important customers and resulting accounts receivable credit risk exposure; physical, financial, regulatory, transitional and litigation risks associated with global, regional, and local weather conditions, and climate change; financial, litigation, liability and reputational risks associated with ESG reporting; any disruption in operations or increased labor costs due to labor disputes or occupational health and safety issues; difficulties in our employee relations or in employee attraction or retention, and workforce shortages; disruptions to our supply chain, operations, or the delivery of our products, including due to public health epidemics and workforce shortages; disruptions to our information technology systems including cybersecurity and privacy incidents; risks related to the operation and transition of legacy system applications; negative publicity, even if unjustified; currency fluctuations; any increase in the level of required contributions to our pension plans, including as a result of any increase in the amount by which they are underfunded; our ability to maintain adequate capital resources to provide for all of our substantial capital requirements; the terms of our outstanding indebtedness, which could restrict our current and future operations; increases of interest rates and changes relating to the London Interbank Offered Rate (or, the “LIBOR”), which could impact our borrowings under our credit facilities; losses that are not covered by insurance; any additional closure costs and long-lived asset impairment or goodwill impairment or accelerated depreciation charges; any need to record additional valuation allowances against our recorded deferred income tax assets or any limitation of our use of certain tax attributes; our exports from one country to another country becoming or remaining subject to duties, cash deposit requirements, border taxes, quotas, or other trade remedies or restrictions; countervailing and anti-dumping duties on imports to the U.S. of the vast majority of our softwood lumber products produced at our Canadian sawmills; any failure to comply with laws or regulations generally; any additional environmental or health and safety liabilities; any violation of trade laws, export controls, or other laws relating to our international sales and operations; adverse outcomes of legal proceedings, claims and governmental inquiries, investigations, and other disputes in which we are involved; the actions of holders of a significant percentage of our common stock; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors,” which have been heightened by the COVID-19 pandemic, including related governmental responses and economic impacts, market disruptions and resulting changes in consumer habits.

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

PART I
ITEM 1.    BUSINESS
We are a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products and paper. We own or operate some 40 facilities, as well as power generation assets in the U.S. and Canada. Marketing our products in over 60 countries, we have third-party certified 100% of our managed woodlands to at least one internationally recognized sustainable forest management standard.
Resolute Forest Products Inc., a Delaware corporation, was formed on January 25, 2007, from the merger of Abitibi-Consolidated Inc. and Bowater Incorporated. Our common stock trades under the stock symbol “RFP” on both the New York Stock Exchange (or, the “NYSE”) and the Toronto Stock Exchange (or, the “TSX”).
Products
We manage our business based on the products we manufacture. Our reportable segments correspond to our principal product lines: market pulp, tissue, wood products and paper.
Market pulp
As of December 31, 2021, we produced market pulp at five facilities in North America, with total capacity of 1.3 million metric tons, or 8% of total North American capacity. Our market pulp includes virgin pulp and recycled bleached kraft (or, “RBK”) pulp, for which we are a leading global producer. Approximately 80% of our 2021 virgin pulp capacity was softwood-based: northern bleached softwood kraft (or, “NBSK”) pulp, southern bleached softwood kraft (or, “SBSK”) pulp, and fluff pulp. The remainder of our virgin pulp capacity consisted of northern bleached hardwood kraft (or, “NBHK”) pulp and southern bleached hardwood kraft (or, “SBHK”) pulp. Pulp not converted into paper or tissue is sold as market pulp, which is used to make a range of consumer products including tissue, packaging, specialty paper products, diapers, and other absorbent products. Approximately 19% of our 2021 market pulp shipments were exported outside of North America, including significant exports to Europe, Asia and Latin America.
Following the announcement of the indefinite idling of the Calhoun (Tennessee) pulp and paper operations on December 16, 2021, and its subsequent idling in early 2022, we reduced our market pulp annual capacity by 147,000 metric tons for a total capacity of 1.1 million metric tons, or 7% of total North American capacity, produced at four facilities in North America. We no longer produce SBSK or SBHK pulp as of 2022.
Tissue
We produce tissue products at three facilities and convert at four facilities in North America. With total capacity of 128,000 short tons (116,000 metric tons), we operate four tissue machines and 14 converting lines. We manufacture a range of tissue products for the retail and away-from-home markets, including recycled and virgin paper products, covering premium, value and economy grades. We also sell parent rolls not converted into tissue products.
Wood products
We own 14 sawmills in Canada and three sawmills in the U.S. South. Our Canadian sawmills produce dimension spruce-pine-fir lumber and provide wood chips to our pulp and paper mills in Canada. Our sawmills also supply wood residue to our other segments to be used as fuel to produce electricity and steam based on renewable sources. Our U.S. sawmills produce dimension lumber and decking from southern yellow pine, and provide wood chips and other wood residue to third party pulp and paper mills and other end users. In 2021, we shipped 2 billion board feet of construction-grade lumber and decking.
We also operate two remanufactured wood products facilities that manufacture bed frame components, finger joints, and furring strips, two engineered wood products facilities that produce I-joists for the construction industry, and one wood pellet facility, all of which are located in Quebec and Ontario.
On February 14, 2022, we announced that we entered into an agreement to acquire the remaining 50% equity interest in our engineered wood products facilities that produce I-joists, Resolute-LP Engineered Wood Larouche Inc. and Resolute-LP Engineered Wood St-Prime Limited Partnership, subject to certain closing conditions.
Paper
As of December 31, 2021, we produced newsprint and specialty papers at eight mills strategically located to serve major markets with a total capacity of 1.6 million metric tons. With approximately 6% of total worldwide newsprint capacity and 30%

of total North American capacity, we are a leading global producer of newsprint. We sell newsprint to newspaper publishers worldwide and also to commercial printers in North America for uses such as inserts and flyers. In 2021, North American deliveries represented 68% of our total newsprint shipments, whereas international deliveries represented 32% across 55 countries. Our specialty papers comprised uncoated mechanical papers, including supercalendered paper and white paper, as well as uncoated freesheet papers. With approximately 27% of total North American capacity, we are the largest producer of uncoated mechanical papers in North America. Our specialty papers are used in books, retail inserts, direct mail, coupons, magazines, catalogs, bags and other commercial printing applications. We sell specialty papers to major commercial printers, direct mailers, publishers, catalogers and retailers, mostly in North America.
Following the indefinite idling of the Calhoun pulp and paper operations in early 2022, we reduced our paper annual capacity by 149,000 metric tons, for a total capacity of 1.5 million metric tons, produced at seven mills.
For information on our corporate strategy, see Part II, 2 Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Our Business” of this Form 10-K.
Pulp, tissue, and paper manufacturing facilities
The following table lists the pulp, tissue and paper manufacturing facilities, and the number of machines we operated during the year ended December 31, 2021. The table presents our total 2021 production by product line (which represents all of our reportable segments except wood products), reflecting the impact of any downtime taken in 2021, and our 2022 capacity. Total capacity is based on an operating schedule of approximately 360 days. In certain cases, production can exceed capacity, due to changes in the manufacturing properties of the product.

	Number of Machines	2022	2021	2021 Production By Product Line
(In thousands of metric tons)		Total Capacity	Total Production	Market Pulp	Tissue	Paper
Canada
Alma (Quebec)	2	305	260	—	—	260
Clermont (Quebec)	1	221	220	—	—	220
Dolbeau (Quebec)	1	144	137	—	—	137
Gatineau (Quebec)	1	194	192	—	—	192
Kénogami (Quebec)	1	134	118	—	—	118
Saint-Félicien (Quebec)	1	357	343	343	—	—
Thunder Bay (Ontario)	2	554	471	287	—	184
U.S.
Calhoun (Tennessee) (1)	3	60	283	106	45	132
Coosa Pines (Alabama)	1	266	245	245	—	—
Grenada (Mississippi)	1	235	224	—	—	224
Hialeah (Florida)	2	31	24	—	24	—
Menominee (Michigan)	1	171	153	153	—	—
Sanford (Florida)	1	25	21	—	21	—
	18	2,697	2,691	1,134	90	1,467
(1)On December 16, 2021, we announced the indefinite idling of the Calhoun pulp and paper operations, resulting in a reduction of 147,000 metric tons for market pulp, and 149,000 metric tons for paper of the 2022 capacity, and a decrease of two machines. Pulp and paper operations ceased at the beginning of 2022.
Wood products facilities
The following table lists the total 2022 mechanical capacity, and 2021 production, reflecting the impact of any downtime taken, of our sawmills by region for the year ended December 31, 2021. We do not have access to enough fiber to operate all of the sawmills at their total mechanical capacity. Total capacity is based on the best yearly production by mill from the last three years on an hourly basis, multiplied by the standard operating hours in an operating schedule of approximately 355 days.

	2022	2021
(In million board feet)	Total Capacity	Total Production
Canada
Quebec (1)	1,854	1,374
Ontario	514	476
U.S.	491	288
	2,859	2,138
(1)Includes Sociéte en Commandite Scierie Opitciwan, located in Obedjiwan, an equity method investment in which we have a 45% interest. The amounts in the above table include the sawmill’s total capacity and production.
The following table lists the remanufactured wood, engineered wood, and wood pellet products facilities we owned or operated during the year ended December 31, 2021, and their respective 2022 capacity and 2021 production. Total capacity is based on an operating schedule of approximately 355 days.

	2022	2021
	Total Capacity	Total Production
Remanufactured Wood Products Facilities (Quebec) (in million board feet)	82	64
Engineered Wood Products Facilities (Quebec) (1) (in million linear feet)	120	78
Wood Pellet Products Facility (Ontario) (in thousands of metric tons)	45	43
(1)Resolute-LP Engineered Wood Larouche Inc. and Resolute-LP Engineered Wood St-Prime Limited Partnership are located in Quebec, and are equity method investments in which we have a 50% interest in each entity. We operate the facilities and our joint venture partner sells the products. The amounts in the above table represent the mills’ total capacity and production. On February 14, 2022, we announced that we entered into an agreement to acquire the remaining 50% equity interest in each entity subject to certain closing conditions.
Other products
We sell green power produced from renewable sources and wood-related products to customers located in Canada and the U.S. Sales of these other products are considered a recovery of the cost of manufacturing our primary products.
We also have a 49% interest in Serres Toundra Inc., a joint venture that produces vegetables from 19 hectares of greenhouses adjacent to our Saint-Félicien pulp mill. The greenhouses source a portion of their heat from our Saint-Félicien pulp mill.
Raw Materials
In the manufacture of our market pulp, tissue, wood products and paper, our operations consume substantial amounts of raw materials such as wood and chemicals, as well as energy. We purchase raw materials and energy sources (to complement internal generation) primarily on the open market. These raw materials are market-priced commodities and as such, are subject to fluctuations in market prices. For additional information about commodity price risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk” of this Form 10‑K.
Wood
Our sources of wood include purchases from local producers, including sawmills that supply residual wood chips, wood harvested from government-owned land on which we hold timber supply guarantees or harvesting rights, and property we own or lease. In Quebec, under the Sustainable Forest Development Act, volumes are allocated through timber supply guarantees, which are five years in length and renewable, subject to certain conditions. As of December 31, 2021, we were allocated 4.5 million cubic meters of supply through the timber supply guarantees. In Ontario, we had long-term harvesting rights for 9.3 million acres of government-owned land, as of December 31, 2021. The harvesting rights licenses in Ontario are 20 years in length and automatically renew every five years, contingent upon our continued compliance with environmental performance and reforestation requirements.
We depend heavily on harvesting rights and timber supply guarantees over government-owned land in Ontario and Quebec, respectively. The volume of harvest permitted under these licenses is subject to limits, which are generally referred to as the annual allowable cut (or, the “AAC”). The AAC is reviewed regularly, typically every five years in Quebec and every 10 years in Ontario. The next AAC revision in Quebec is scheduled to take place in 2023 while Ontario has completed AAC revisions in 2021 for the forests in which we operate. Approximately 25% of the total allowable harvesting rights in Quebec are allocated through an open auction system. The prices generated by the auction system are used to set pricing for the remainder of the AAC. The timber requirements for our U.S. sawmills are met mostly by purchasing timber from timberland owners.
We strongly believe that it is possible to operate successfully with sustainable harvesting practices while maintaining biodiversity and protecting the forest, values important to a range of stakeholders. Consistent with that thought, we have sought out independent certification for 100% of the forests that we manage or on which we hold significant harvesting rights, in addition to the forest management regulations that we must abide with. The woodlands that we manage are all independently certified to at least one internationally recognized forest management standard: Sustainable Forestry Initiative® (or, “SFI”) and Forest Stewardship Council® (or, “FSC”). In 2021, we successfully maintained SFI forest management certifications for all of our managed woodlands in Quebec and Ontario. We also continued to maintain the FSC forest management certificates that we held in Quebec and Ontario. We continue to be one of the largest holders of SFI and FSC forest management certificates in North America.
To ensure that our wood fiber supply comes from acceptable sources, such as certified forests and legal harvesting operations, we have also instituted fiber-tracking systems at all of our North American facilities, with the exception of our three recently acquired sawmills in the U.S. South, which are expected to have their fiber-tracking systems certified in 2022. These systems are third-party certified according to one or more of three internationally recognized chain of custody standards, namely SFI, FSC, and Programme for the Endorsement of Forest Certification (or, “PEFC”). 100% of our wood and fiber sources are procured through the FSC Controlled Wood standard, the FSC chain of custody certification, the PEFC due diligence requirements, or the SFI fiber sourcing requirements, and in some cases a combination of these standards.
We strive to improve our forest management and wood fiber procurement practices and we encourage our wood and fiber suppliers to demonstrate continual improvement in forest resource management, wood and fiber procurement, and third-party certification.
Chemicals
We use various chemicals in our pulp, tissue, and paper manufacturing operations including caustic soda, sodium chlorate, hydrogen peroxide, liquid sodium hydrosulfite and sulfuric acid.
Energy
Steam and electrical power constitute the primary forms of energy used in pulp, tissue and paper production. Process steam is produced in boilers using a variety of fuel sources, as well as heat recovery units in mechanical pulp facilities. All of our pulp, paper and tissue operating sites generate 100% of their own steam requirements. In 2021, Alma, Calhoun, Coosa Pines, Dolbeau, Gatineau, Kénogami, Saint-Félicien and Thunder Bay collectively consumed 58% of their electrical requirements from internal sources, notably on-site cogeneration and hydroelectric dams. We purchased the balance of our electrical energy needs from third parties. As of December 31, 2021, we had six sites that operated cogeneration facilities and all of these sites generated primarily green energy from renewable biomass. Following the indefinite idling of the Calhoun pulp and paper operations, we now have five sites that operate cogeneration facilities.
We also have one hydroelectric generation and transmission network (Hydro-Saguenay in the Saguenay – Lac-Saint-Jean region of Quebec), which consists of seven generating stations with 170 MW of capacity. The water rights agreements required to operate some of these facilities typically range from 10 to 50 years. In some cases, the agreements are contingent on the continued operation of the related paper mills and a minimum level of capital spending in the region. For the other facilities, the right to generate hydroelectricity stems from our ownership of the riverbed on which these facilities are located.
Competition
In general, our products, other than tissue, are globally-traded commodities. The markets in which we compete are highly competitive and, aside from quality specifications to meet customer needs, including designations to globally recognized forest management and chain of custody standards, the production of our products does not depend upon a proprietary process or formula. Pricing and the level of shipments of our products are influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories, fluctuations in currency exchange rates and freight costs. Prices for our products have been and are likely to continue to be highly volatile.
As of December 31, 2021, we produced six major grades of market pulp (NBSK, SBSK, NBHK, SBHK, RBK, and fluff), for which we compete with a number of major market pulp producers, primarily with operations in North America. Market pulp being a globally-traded commodity, we also compete with other producers from South America (eucalyptus hardwood and radiata pine softwood), Europe (northern hardwood and softwood), and Asia (mixed tropical hardwood). Price, quality, service, fiber sources and freight costs are considered the main competitive determinants. Following the announcement of the indefinite idling of the Calhoun pulp and paper operations, we now produce four major grades of market pulp (NBSK, NBHK, RBK, and fluff).
We compete with several major competitors in the North American tissue market. The key competitive attributes in this market include price, product quality, service, and customer relationships. Competition is also significantly affected by geographic location, as freight represents a material portion of the costs. We compete with branded and private-label products within North America.
We compete in North America with both large North American and numerous smaller local lumber producers in a highly competitive market. We also compete with European producers in the North American market during periods of favorable currencies and prices. Because there are few distinctions between lumber from different producers, competition is primarily based on price. Competition is also affected by cost and availability of wood, freight and labor. We have been required to pay cash deposits for estimated countervailing duties and anti-dumping duties on the vast majority of our U.S. imports of softwood lumber products produced at our Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. As of December 31, 2021, the rates for such estimated countervailing and anti-dumping duties were 18.07% and 11.59%, respectively. The U.S. Department of Commerce (or, “Commerce”) is expected to issue its final determination in the third administrative review of the countervailing and antidumping investigations in the third or fourth quarter of 2022, following which new rates will take effect for Resolute; these new rates were estimated at 15.48% and 4.76%, respectively, in a non-binding, preliminary determination released on January 31, 2022, but is subject to modification in the upcoming final determination. During any period in which our U.S. imports of softwood lumber products from our Canadian sawmills are subject to countervailing duty or anti-dumping cash deposit requirements or duty requirements, our competitive position could be materially affected. For additional information, see Item 1A, “Risk Factors – Legal and Compliance Risks – We are subject to countervailing and anti-dumping duty orders on the vast majority of our U.S. imports of softwood lumber products produced at our Canadian sawmills, which could materially affect our results of operations and cash flows,” of this Form 10‑K.
Our newsprint faces competition from both large global producers and numerous smaller regional producers. Price, quality, freight costs and customer relationships are important competitive determinants. In 2021, the five largest North American newsprint producers represented 87% of North American capacity, and the five largest global producers represented 31% of global newsprint capacity. Our uncoated mechanical and uncoated freesheet papers compete on the basis of price, quality, service, freight costs and range of product line against numerous worldwide suppliers. We compete with numerous uncoated mechanical paper producers, with the five largest North American producers representing 88% of the North American uncoated mechanical papers capacity, and the five largest global producers representing 51% of global uncoated mechanical papers capacity in 2021.
As with other global commodities, the competitive position of our products is significantly affected by fluctuations in foreign currency exchange rates. For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Exchange Risk,” of this Form 10-K.
Trends in non-print media are expected to continue to adversely affect demand for traditional print media. For additional information, see Item 1A, “Risk Factors – Strategic Risks – Developments in non-print media and changes in consumer habits regarding the use of paper are expected to continue to adversely affect the demand for some of our products,” of this
Form 10-K.
Based on market interest, we offer a number of our products, including pulp and paper, wood and tissue, with specific designations to one or more globally recognized forest management and chain of custody standards as well as product specifications to meet customers’ requirements. Our ability to conform to new or existing guidelines for certification depends on a number of factors, many of which are beyond our control, such as: changes to the standards or the interpretation or the application of the standards; the collaboration of our suppliers in timely sharing product information; the adequacy of government-implemented conservation measures; and the existence of territorial disputes between Indigenous peoples and governments. If we are unable to offer certified products, for which demand is growing, or to meet commitments to supply certified products or meet the product specifications of our customers, it could adversely affect the marketability of our products and our ability to compete with other producers.
Sustainability
We recognize that the long-term future of our Company and the communities where we operate depends on the sustainability of the natural resources in our care and the performance of our operations. Our balanced approach to environmental, social and economic performance is aligned with the principles of the circular economy. This approach is focused primarily on four pillars:
•manage the resources in our care with the highest respect, seeking to differentiate the Company as an environmental supplier of choice;
•position Resolute as an attractive employer, one where employees learn, grow and succeed;
•engage, collaborate and drive sustainable economic activity with operating communities; and
•operate assets to the best of our ability to make the most of what we have, earning the right to be in business.
Resolute is committed to sound environmental management practices, including sustainable forest management and implementing environmental management systems. Placing increasing importance on sustainable practices and disclosure of sustainability performance is in line with our values and the expectations of the markets we serve. As part of our public reporting, we also set aspirational sustainability targets and objectives, and strive to achieve them.
We believe that delivering on our sustainability commitments makes us a more globally competitive company that generates value for shareholders over the long term. The health and safety of our employees is our first concern and responsibility – we are committed to providing employees with a safe and healthy working environment. Responsible environmental stewardship is both an ethical obligation and a business imperative, integral to our overall commitment to sustainable development. As stated in our code of business conduct, it is every employee’s responsibility to make environmental considerations a part of their daily decisions and actions.
The overall responsibility for our sustainability performance resides with our president and chief executive officer, while we rely on our sustainability committee to support the delivery of our key objectives and implement related plans. Our sustainability committee is a cross-functional group of senior managers from operations, sales, procurement, environment, human resources, finance and legal, among other departments. The committee’s mandate is to recommend strategies, set goals and measure results, oversee reporting and communications, ensure continuous improvement, and assess stakeholder expectations and sustainability trends. The committee is also charged with providing project oversight on the company’s key sustainability objectives.
The board of directors together with its environmental, health, safety and sustainability committee and its human resources and compensation/nominating and governance committee are responsible for overseeing the Company’s sustainability plans and strategies as well as the Company’s ESG performance. The environmental, health, safety and sustainability committee reports to the board on the sustainability performance of the Company, more specifically, the identification and management of risks and opportunities relating to environmental, health, safety and social matters.
To illustrate the importance of sustainability for Resolute, salaried employees have short-term compensation directly linked to specific ESG measures. In addition to performance metrics tied to Safety-Occupational Safety and Health Administration Rate, Safety-Severity Rate and Environmental Incidents, a new measure has been added for Resolute’s 2022 short-term incentive plan (or, “STIP”), namely the reduction of greenhouse gas (or, “GHG”) emissions. In total, 25% of the 2022 STIP target includes ESG measures.
Environmental and Other Regulated Matters
We are subject to a number of federal or national, state, provincial, and local laws and regulations in various jurisdictions related to environment, health and safety, and to some of our infrastructure, including dams and bridges. We believe our operations are in material compliance with these current applicable laws and regulations. While it is impossible to predict future laws and regulations that may be adopted, we remain committed to complying with all applicable legal and regulatory requirements.
For additional information, see Note 18, “Commitments and Contingencies – Environmental matters,” to our Consolidated Financial Statements.
Human Capital
We are guided by four core values: work safely, be accountable, ensure sustainability and succeed together. These values influence everything we do and help ensure Resolute’s continued growth and success. We have implemented several policies and procedures to ensure that everyone acts respectfully at all times and under all circumstances.

Labor Relations
As at December 31, 2021, we employed approximately 6,900 people, of whom approximately 4,000 were represented by various unions, primarily Unifor, and the Confederation of National Trade Unions (or, the “CNTU”) in Canada, and predominantly by the United Steelworkers International (or, the “USW”) in the U.S. In the past year, we renewed or entered into a number of agreements with unions, covering approximately 500 employees in Canada. Additional collective agreements covering approximately 2,000 employees in Canada are scheduled to expire in 2022, involving pulp and paper mills and sawmills.
Attraction and Retention
Our long-term competitiveness is tied to the ability to recruit candidates with key competencies, and develop and retain top-quality employees. We are committed to implementing new human resource practices to retain employees and renew our workforce. We are building a strong corporate culture that attracts results-driven and action-oriented employees and allows natural leaders to grow. In 2021, we hired 1,450 new permanent and temporary employees, raising our employer profile through targeted recruitment practices.
We assess 100% of salaried employees’ effectiveness through our performance appraisal process, which is focused on enhancing organizational capability through managerial accountability and people development.
Training and Development
While recruitment is important, we are equally committed to ensuring that our current employees are consistently motivated and engaged. Our human resources teams work hard to promote individual professional development goals, support sharing of knowledge and resources across the Company, and create opportunities for growth and learning wherever possible.
Through our program designed to develop emerging talent, we equip program participants to increase their self awareness and performance contributions, as well as strengthen their accountability and leadership skills and enhance their ability to reason on the basis of logic and data.
A leadership development framework is being prepared for implementation throughout 2022.
Health and Safety
The health and safety of our employees is a core company value. We are committed to providing our employees with safe working environments, in addition to complying with applicable legal requirements at all our sites. Since 2015, our world-class Occupational Safety and Health Administration (or, “OSHA”) incident rate has been below 0.80, and we achieved an OSHA incident rate of 0.47 in 2021, which is one of the lowest rates within the North American forestry products industry.
Since the beginning of the COVID-19 pandemic in 2020, a vigilance committee has been set up to collect and analyze continuous relevant information through the appropriate public health authorities where we operate, and more than 30 pandemic crisis management protocols have been implemented and maintained/updated in 2021, as well as implementing COVID-19 vaccination hubs in Quebec to ensure the safety and health of employees and contractors working at all our sites, helping to mitigate disruptions of operations.
Diversity, Equality and Inclusion
We continue to train every new employee on Resolute’s code of business conduct and have in place a diversity policy designed to ensure equal consideration and opportunities to all employees. The first meeting of our diversity, equity and inclusion working committee took place in early 2022. Composed of employees from all our business segments and corporate, the working committee provides recommendations and input toward decisions on diversity, equity and inclusion projects and initiatives. Its members act as ambassadors within their business segment and throughout the Company. We are also identifying and implementing leading integration practices for temporary foreign workers, which include, for example, providing training to foreign workers to support them in their adaptation to local culture, as well as training Resolute employees to adapt to foreign workers’ arrival, and enable their professional and social integration.
In addition, the board has adopted a formal written diversity policy both at the board and executive levels. The board and the human resources and compensation/nominating and governance committee advocate diversity in the broadest sense, including diversity of experience, expertise and personal characteristics, such as the representation of men and women at the board level. Diversity is important because we believe a range of perspectives contributes to a more effective decision-making process.

While maintaining the appropriate mix of skills and experience, reflecting the strategic needs of the business and the nature of the environment in which the Company operates, the human resources and compensation/nominating and governance committee shall actively seek out a broad pool of candidates for board positions from diverse ethnic, race, gender and cultural backgrounds. The board’s diversity policy is to strive to maintain at all times a minimum of 25% representation each of men and women as directors. Currently there are two women on the board representing 25% of its membership. The board has hired a recruitment firm to assist in its renewal process and in particular, in its search for women nominee candidates with a view to further increase women’s representation on the board to 30% by 2024.
Information About our Executive Officers
The following is information about our executive officers as of March 1, 2022:

Name	Age	Position	Officer Since
Remi G. Lalonde	45	President and Chief Executive Officer	2018
Sylvain A. Girard	51	Senior Vice President and Chief Financial Officer	2021
Lori Kilgour	51	Senior Vice President, Process Improvement and Chief Information Officer	2019
John Lafave	57	Senior Vice President, Pulp and Paper Sales and Marketing	2018
Stephanie Leclaire	52	Senior Vice President, Corporate Affairs and Chief Legal Officer	2022
Patrice Minguez	58	President, Tissue Group	2017
Daniel Ouellet	51	Senior Vice President, Human Resources	2018
Hugues Simon	51	President, Wood Products	2021
Richard Tremblay	58	Senior Vice President, Pulp and Paper Operations	2014
Mr. Lalonde previously served as senior vice president and chief financial officer from November 2018 to March 1, 2021, and was vice president, strategy and corporate development from May 2018 to November 2018. He was general manager of Resolute’s pulp and paper mill in Thunder Bay from February 2016 to May 2018. Before taking a leadership role in operations, Mr. Lalonde was treasurer and vice president, investor relations, from November 2014 to February 2016, and vice president, investor relations, from September 2011 to November 2014. He initially joined Resolute in 2009 as senior legal counsel, securities, following six years at the law firm of Sullivan & Cromwell LLP in New York.
Mr. Girard previously served as special advisor to Remi G. Lalonde from February 15, 2021 to March 1, 2021. Prior to joining Resolute, he served as executive vice president and chief financial officer of SNC-Lavalin Group Inc. from 2016 to 2020. Previously, he held senior executive positions in finance with SNC-Lavalin, following 22 years with General Electric Company (or, “GE”). He held a number of positions at GE, including 14 years as chief financial officer in the financial and healthcare sectors of GE in Europe.
Ms. Kilgour previously served as vice president, information technology, from July 2017 to May 2019, as vice president and program director from July 2015 to July 2017, and as vice president, operational excellence, engineering and energy, from January 2013 to July 2015. Prior to joining Resolute in 2013, she worked at Tembec, Verso Corporation/International Paper and Catalyst.
Mr. Lafave previously served as vice president, sales, national accounts – paper sales, vice-president, sales, national accounts – newsprint, vice president, sales, national accounts – commercial printers, and executive sales representative, from 2003 to 2009. Prior to joining Resolute, he held progressive positions in sales with UPM-Kymmene and Repap Enterprises.
Ms. Leclaire previously served as vice president, legal affairs, from September 2008 to December 2021, and as managing counsel, overseeing the legal department from June 2007 to September 2008. Prior to joining Resolute as legal counsel in 2001, Ms. Leclaire was in private practice for five years at the law firms of Davis Polk & Wardwell LLP in New York and Paul, Weiss, Rifkind, Wharton & Garrison LLP in Paris. She is admitted to practice law in New York and Quebec.
Prior to joining Resolute in July 2017, Mr. Minguez was founder and former president of Cellynne Holdings, Inc., a tissue business, from January 1989 to August 2012. From February 1987 to January 1989, Mr. Minguez headed Société Antillaise de Service SARL, a distribution company he founded, specializing in janitorial supplies and proprietary systems.
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
Mr. Simon previously served as a special advisor to the senior vice president and chief financial officer from January 4, 2021 to March 1, 2021. Prior to joining Resolute, he was president of BarretteWood Inc. from July 2016 to November 2020, and served as vice president, sales and procurement for BarretteWood Inc. from August 2012 to July 2016. He also served as vice president, sales and marketing and value added operations with Resolute wood products, and held a range of other positions with Resolute and its predecessor companies from 1999 to 2012.
Mr. Tremblay previously served as senior vice president, pulp and paper group, from June 2015 to February 2018, and as senior vice president, pulp and paper operations, from February 2014 to May 2015. He served as interim senior vice president, pulp and paper operations, from November 2013 to January 2014, and as vice president, pulp and paper operations, from June 2011 to October 2013. Prior to joining Resolute in June 2011, he served as general manager of several mills at Smurfit Stone Container Corporation between 2002 and 2011.
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
Risks related to the COVID-19 pandemic
We are subject to a number of risks and uncertainties related to pandemics, including the COVID-19 pandemic, its resulting variants, illnesses, and related impacts, the nature, intensity and duration of which are uncertain and difficult to predict. These risks are expected to continue to negatively affect our business, results of operations and market price of our securities, in a number of ways, including the following as described below.
While we have been able and expect to continue to operate in all of our business segments in Canada and the U.S., we had to reduce our operational footprint to levels consistent with sanitary constraints or reduced needs, including the temporary or indefinite idling of certain machines or facilities and implementing temporary or permanent layoffs. Further adjustments to our operational footprint, temporary or permanent, could be made as the COVID-19 pandemic and resulting economic conditions develop.
The COVID-19 pandemic has accelerated the secular demand decline for paper products we manufacture as widespread confinement and increasing remote work conditions alter consumer habits, which has had, and could continue to have an impact on pulp demand and availability of recycled fiber. The decline in demand and altered habits could have a permanent effect.
While pandemic conditions have had some favorable impact on volumes and prices of wood products during certain periods, it is difficult to predict volumes and prices in the future and consequently their impact on our results. Any construction or repair and modeling slowdown in North America may result in a decline in demand for wood products.
There is lower demand for our away-from-home tissue products usually found in hotels, restaurants, schools, office buildings and other businesses or premises, and our ability to convert our tissue for the retail market may be limited. We are unable to predict when the away-from-home market may recover.
There is increased risk that we may not obtain raw materials, chemicals and other required supplies or services in a timely fashion, at all, or at favorable prices due to inflation, the impact of reduced economic activity and worker shortages as a result of the COVID-19 pandemic on our suppliers and service providers, which could affect our production output and profitability. The worker shortages in transportation and logistics services are impacting our ability to ship our products to our customers on a timely and cost efficient basis.
Additional trade restrictions or barriers could also negatively affect our supply chain as well as the sales or distribution of our products. For example, proposed or mandatory vaccination of truck drivers at the border between Canada and the U.S. could increase the shortage of available drivers already affecting transportation and logistics services.
The current health restrictions, including social distancing measures, impact how our employees fulfill their duties, and limits the number of employees we can have at our operations, which in turn could impact our production output and costs. Mandatory vaccination in jurisdictions where we operate could further impact workforce shortages if employees or prospective employees refuse vaccination and become unable to work. Mandatory testing may also increase our operational costs. We could face personnel shortages if employees become ill, are quarantined or no longer available or amenable to return to work.
Any reduced operations and staffing at our facilities, remote working conditions and increased risk of obtaining supplies or services could increase the risk of non-compliance and incidents.
Strategies to increase earnings power or generate additional cash flow, including capital projects, acquisitions, divestitures and other transactions could be delayed or not materialize given the current economic uncertainty and the difficulties relating to workforce shortages and their impact on completion of our projects.
The COVID-19 pandemic, including related governmental responses and economic impacts, market disruptions and changes in consumer habits, has heightened the risks and uncertainties described in the risk factors below, and should be read in conjunction therewith. The outbreak of future pandemics is difficult to predict and could have similar or greater impacts.

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
Developments in non-print media and changes in consumer habits regarding the use of paper are expected to continue to adversely affect the demand for some of our products.
Trends in non-print media are expected to continue to adversely affect demand for traditional print media, including our papers, and our customers’ products. Neither the timing nor the extent of these trends can be predicted with certainty. Our newspaper, magazine, book and catalog publishing customers could increase their use of, and compete with, non-print media, including multimedia technologies, electronic storage and communication platforms such as websites and social media, which could further reduce their consumption of newsprint, commercial printing papers or other products we manufacture, including market pulp. The demand for our paper products has weakened significantly over the past decade and this trend has accelerated since the COVID-19 pandemic as confinement and work from home has altered consumer habits, which could become permanent and also impact the demand for pulp. For example, over the 10 years ended December 31, 2021, according to industry statistics, North American newsprint demand fell by 68%, and fell by 7% in 2021.
We face intense competition in the forest products industry.
We compete with numerous forest products companies, some of which have greater financial resources. The trend toward consolidation in the forest products industry has led to the formation of sizable global producers that have greater flexibility in pricing and financial resources for marketing, investment, research and development, innovation, and expansion. Because the markets for our products are highly competitive, actions by competitors can affect our ability to compete and the volatility of prices at which our products are sold. For example, favorable market price conditions of wood, pulp or paper products could attract investments from competitors, including the reopening of plants in markets where we compete, which in turn could have an impact on our sales, profitability and cash flows.
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
Based on market interest, we offer a number of our products, including pulp and paper, wood and tissue, with specific designations to one or more globally recognized forest management and chain of custody standards as well as product specifications to meet customers’ requirements. Our ability to conform to new or existing guidelines for certification depends on a number of factors, many of which are beyond our control, such as: changes to the standards or the interpretation or the application of the standards; the collaboration of our suppliers in timely sharing product information; the adequacy of government-implemented conservation measures; and the existence of territorial disputes between Indigenous peoples and governments. If we are unable to offer certified products, for which demand is growing, or to meet commitments to supply certified products or meet the product specifications of our customers, it could adversely affect the marketability of our products and our ability to compete with other producers.
We may not be successful in implementing our strategies to increase earnings power.
Our corporate strategy is focused on value creation by growing in wood and pulp products, investing in product innovation, and maximizing cash generation from our paper assets, while maintaining a disciplined approach to capital allocation. The implementation of our corporate strategy is subject to uncertainty and could require significant capital investments. In addition, strategic initiatives could have unintended consequences, including, for example, a loss of certain pulp customers if our tissue segment becomes competitive with tissue products sold by those customers.

As part of our corporate strategy, we pursue acquisitions, divestitures, and other strategic transactions and projects to complement, expand or optimize our business. In connection with any acquisition, divestiture, strategic transaction or project, we may not successfully integrate an acquired business, assets, technologies, processes, controls, policies, and operations with ours or realize some or all of the anticipated benefits and synergies of the acquisition, divestiture, strategic transaction or project. In connection with such transactions, we may face challenges associated with entering into a new market, production location, product category or meeting customers’ demands. We may also face issues with the separation of processes and loss of synergies following the divestiture of businesses, or idling or closure of facilities. In addition, we may not be able to successfully negotiate potential acquisitions, divestitures, strategic transactions or projects that we identify, or may not be able to obtain financing that may be needed. Future acquisitions could result in potentially dilutive issuances of equity securities and the incurrence of debt and contingent liabilities, and substantial goodwill. The negotiation of any transaction and its completion may be complex, costly, and time consuming. To the extent we are unsuccessful in implementing our corporate strategy or our efforts do not achieve the anticipated outcomes, our results of operations, financial condition and cash flows may be adversely affected.
Changes in the political or economic conditions in the U.S., Canada or other countries in which we sell our products could adversely affect our results of operations.
We manufacture products in the U.S. and Canada, and we sell products throughout the world. The economic and political policies of the countries and regions in which we do business have a significant impact on our costs and the prices of, and demand for, our products. Changes in regional economies and economic policies can affect demand for our products, manufacturing and distribution costs, pricing, sales volume and the availability or cost of insurance. These changes, in turn, can affect our results of operations. Changes to regional economies and economic policies that can bring about such effects include, among others, changes in the terms of, or countries that are parties to, bilateral and multi-lateral trade agreements and arrangements, limitations on the ability of potential customers to import products or obtain foreign currency for payment of imported products, and political and economic instability, including pandemics, significant civil unrest, acts of war or terrorist activities, or unstable or unpredictable governments in countries in which we operate or trade.
Our business is subject to global economic conditions and is highly cyclical; soft conditions could cause a number of the risks we face to increase in likelihood, magnitude and duration.
Our operations and performance depend significantly on worldwide economic conditions. During periods of weak or weakening global economic conditions, we would expect any increase in unemployment or lower gross domestic product growth rates to adversely affect demand for our products as our customers delay or reduce their expenditures. For example, during an economic downturn, end consumers may reduce printed newspaper and magazine subscriptions as a direct result of their financial circumstances, contributing to lower demand for print advertisements and for our products by our customers. In addition, demand for our market pulp products is generally associated with the production rates of paper producers, as well as consumption trends for products such as tissue, toweling and absorbent products.
An economic downturn in the U.S. or Canada could also negatively affect the U.S. or Canadian housing industry, which is a significant driver of demand for our lumber and other wood-based products. For example, a decline in housing starts or in the repair and remodeling segment could create a low level of primary demand for our lumber and other wood-based products, which we would expect to result in our wood products business operating at a lower level until there is a meaningful recovery in new residential construction demand or in the repair and remodeling sector. In addition, with less lumber demand, sawmills could generate fewer wood chips that we use in our pulp and paper mills, which could lead those mills to increase their supply from the open market, where prices can fluctuate with market conditions. This could also lead to reduced availability of wood residue for internal use, which would increase our fossil fuel consumption and, as a result, our costs and environmental impact, and affect our sustainability efforts.
The forest products industry is also highly cyclical and it is difficult to predict the intensity and duration of the economic cycles that affect our business and the specific impact on our different products. The overall levels of demand for the products we manufacture, and consequently, our sales and profitability, reflect fluctuations in levels of end user demand. In addition to end user demand, we have experienced cyclical changes in prices, sales volume and margins for our commodity products as a result of changing market trends and the effect of capacity fluctuations on supply and demand as well as the relative competitiveness of producers. Because our commodity products have few distinguishing qualities from producer to producer, competition is based mainly on price, which is determined by supply relative to demand, which is in turn affected by the factors described above.

Operational Risks
Operational risks arise from external events, processes, people and systems that affect the operation of our businesses. These include risks affecting, among other things, marketing and sales, woodlands management, production, supply chains, information management, data protection and security, including cybersecurity, human resources and reputation.
Our manufacturing businesses may have difficulty obtaining timber, wood fiber and market pulp at favorable prices, or at all.
Wood fiber is the principal raw material we use in our business. We primarily use wood chips and logs for our pulp and paper mills. Our wood products business is also dependent on our timber supply.
We depend heavily on harvesting rights and timber supply guarantees over government-owned land in Ontario and Quebec, respectively. The volume of harvest permitted under these licenses is subject to limits, which are generally referred to as the AAC. The AAC is reviewed regularly, typically every five years in Quebec and every 10 years in Ontario. The next AAC revision in Quebec is scheduled to take place in 2023 while Ontario has completed AAC revisions in 2021 for the forests in which we operate. About 25% of the total allowable harvesting rights in Quebec are allocated through an open auction system. The prices generated by the auction system are used to set pricing for the remainder of the AAC. The timber requirements for our U.S. sawmills are met mostly by purchasing timber from timberland owners and third-party harvesters.
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
Our access to timber may also be affected by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, drought, flooding, climate change effects and other natural and man-made causes, which could potentially reduce supply and increase prices.
Though timber is our primary source of fiber, wood fiber is a commodity and we also buy a significant portion of our fiber requirements on the open market. Prices for wood fiber are cyclical and subject to market influences, which could be concentrated in one or more regions due to market shifts.
Following the indefinite idling of our pulp and paper operations at Calhoun, we may have greater difficulty sourcing the pulp required for our operating tissue facilities at comparable costs, which could impact the profitability of our tissue operations.
If we are unable to obtain adequate supplies of timber, wood fiber or market pulp at favorable prices for any of the reasons described above, our business operation could be materially and adversely affected.
Inflation or a sustained increase in the cost of purchased energy, other raw materials and services would lead to higher manufacturing costs, which could reduce our margins.
Our operations consume large amounts of energy, such as electricity, natural gas, fuel oil, and wood residue, a substantial proportion of which we buy on the open market. The main raw materials we require in our manufacturing processes are wood fiber and chemicals. The prices for raw materials and energy are volatile, affected by inflation, and may change rapidly, which impacts our manufacturing costs, directly affects our results of operations and may contribute to earnings volatility. We also rely on service providers and contractors in our operations, the costs of which have also increased due to workforce shortages and inflation.
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

We also generate electricity at our hydroelectric and co-generation facilities. There can be no certainty that we will be able to maintain the water rights necessary for our hydroelectric power generating facilities, or to renew such rights or power sales contracts on favorable conditions. The closure of certain machines or facilities located in Quebec could trigger the exercise of termination rights by the Quebec government under water rights agreements. The amount of electricity we can generate at our hydroelectric facilities is also subject to the volume of rain or snowfall and is therefore variable from one year to the next.
We are subject to the potential loss of important customers and accounts receivable credit risk exposure.
Losing important customers or increased accounts receivable credit risk exposure due to financial difficulties of our customers, could adversely affect our sales, financial condition, future results, as well as the market price of our securities.
We are subject to physical, financial, regulatory, transition and litigation risks associated with global, regional, and local weather conditions, and climate change.
Our operations and the operations of our suppliers are subject to climate variations, which impact the productivity of forests, the frequency and severity of wildfires, the availability of water, the distribution and abundance of species, and the spread of disease or insect epidemics, which in turn may adversely or positively affect timber production and availability. Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters such as hurricanes, earthquakes, hailstorms, wildfires, drought, flooding, snow, ice storms, the spread of disease, and insect infestations. Any of these natural disasters or other conditions could also affect woodlands or cause variations in the cost of raw materials, such as virgin fiber. Changes in precipitation could make wildfires more frequent or more severe, and could adversely affect timber harvesting or our hydroelectric generation. The effects of global, regional and local weather conditions, and climate change, including the costs of complying with evolving climate change regulations and any related litigation could also adversely impact our results of operations.
Implementation of climate-change mitigation programs could increase our costs in the short term, including as a result of potential GHG emissions reporting obligations in the U.S. and more detailed mandatory reporting in both Ontario and Quebec all of which may require additional resources for monitoring, tracking, calibrating and reporting information, as well as training and verification. Carbon price mechanisms, such as the cap and trade system in Quebec, have an impact on the operational costs of covered facilities, as well as the cost of fuel from distributors operating under the programs. The price of carbon in Canada could continue to increase, and a price on carbon could be introduced in the U.S. International reporting protocols could change their standards for reporting GHG emissions, including changing the distinction that is currently made between CO2 emissions from biomass combustion at stationary sources and CO2 generated from fossil fuels. Regulatory bodies could also change their position on the carbon-neutrality of biomass energy, which would significantly alter our carbon footprint. Adopting and incorporating new technologies to help with the transition toward a low-carbon economy are also transitional risks that could represent significant costs to the Company or may expose us to unforeseen risks.
There is increased focus on sustainability reporting and the importance of ESG scores from investors, customers and other stakeholders, which may impact our business.
Sustainability/ESG reporting frameworks are numerous and evolving rapidly. Sustainability governance, performance and disclosures are reviewed and monitored by investors, customers, stakeholders and ESG scoring service providers using different methodologies, which may impact how investors, creditors and stakeholders perceive, justifiably or not, our company as an investment, debtor, supplier or business partner. In the event we were unable to achieve our stated sustainability targets, goals and commitments or if our sustainability statements were challenged as erroneous, inaccurate or incomplete, whether justified or not, we could sustain damage to our reputation and expose ourselves to litigation and liability. Evolving standards and regulations related to climate change, sustainability and ESG reporting may also result in additional compliance costs, impose strain on our human capital resources, and expose us to a new type of credit risk.
We could experience disruptions in operations or increased labor costs due to labor disputes or occupational health and safety issues.
As of December 31, 2021, we employed approximately 6,900 people, of whom approximately 4,000 were represented by various unions, primarily Unifor, and the CNTU in Canada, and predominantly by the USW in the U.S. In the past year, we renewed or entered into a number of agreements with unions, covering approximately 500 employees in Canada. Additional collective agreements covering approximately 2,000 employees in Canada are scheduled to expire in 2022, involving pulp and paper mills and sawmills.
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
Occupational health and safety issues could also cause disruptions in operations or otherwise affect labor-related costs. More specifically, our operations have been and could continue to be negatively affected by workforce availability and logistics constraints related to the COVID-19 pandemic and the resulting economic conditions.
Difficulties in our employee relations or difficulties identifying, attracting, and retaining employees for work, particularly in remote locations and certain positions with specialized skills, could lead to operational disruptions or increase our costs.
Our ability to achieve our future goals and objectives is dependent, in part, on maintaining good relations with our employees and minimizing employee turnover at our corporate offices, mills, and woodlands operations. Work stoppages, excessive employee turnover, or difficulty in attracting and retaining employees, particularly for work in remote locations and certain positions with specialized skill sets, could lead to operational disruptions or increased costs. As experienced workers retire, we could encounter loss of knowledge and specialized skills sets, which could lead to operational disruptions or increased costs.
Disruptions to our supply chain, operations, or the delivery of our products, could adversely affect our financial condition or results of operations.
The success of our businesses is largely contingent on the availability of, and direct access to, raw materials, as well as our ability to ship products on a timely and cost-efficient basis. As a result, any event that disrupts or limits transportation or delivery services or the operations of our suppliers, including workforce shortages and economic conditions resulting from the COVID-19 pandemic, could materially and adversely affect our business, including increasing our inventory levels. In addition, our operating results depend on the continued operation of our various production facilities and our ability to complete construction and maintenance projects on schedule. Interruptions of operations at our facilities, including interruptions caused by the events described below, could materially reduce the productivity and profitability of a particular manufacturing facility, or our business as a whole, during and after the period of such operational difficulties.
Our operations, supply chain, and transportation and delivery services are subject to potential hazards, including explosions, fires, accidental release of toxic materials, severe weather and natural disasters, climate change effects, mechanical and power failures, structural failures at any of our dams or hydroelectric facilities, supplier disruptions, labor shortages or other difficulties, public health measures to prevent, manage or eradicate epidemics or pandemics, transportation interruptions, remediation complications, environmental and workplace risks, and terrorist or other violent acts.
Some of these hazards can cause personal injury and loss of life, severe damage to or destruction of property, equipment, or the environment, and can result in, among other things: the suspension of operations; the shutdown of affected facilities; reputational damage; the imposition of civil or criminal penalties; workers’ compensation; and other claims against us with respect to workplace exposure, exposure of contractors and others located on or off our premises.
We are subject to disruptions impacting the information technology systems used to manage our operations and other business processes, including cybersecurity and privacy incidents that could involve sensitive company, employee, customer, vendor, and shareholder information.
We use information technology to securely manage operations and various business functions. We rely on technologies, some of which are managed by third parties, to process, store, and report on our business and interact with employees, customers, vendors, and shareholders. The secure and reliable processing, maintenance, and transmission of this information is critical to our operations and business strategy. Despite our security design and controls, and those of our third-party providers, our information technology and infrastructure may be vulnerable to interruptions, breakdowns, cyberattacks or breaches due to employee error, malfeasance, hackers, computer viruses, ransomware, natural disasters, power or telecommunications failures, as well as other disruptions. Cybersecurity and privacy related incidents and vulnerabilities may remain undetected for an extended period of time. A cybersecurity breach in our systems, in those of our service providers or anyone in our supply chain could result in operational disruptions or the misappropriation of sensitive data or personal information and could subject us to civil and criminal penalties, litigation, or have a negative impact on our reputation. We may be required to expend capital and other resources to protect against such security breaches or cyberattacks, or to remediate problems caused by such breaches, attacks, or other disruptions. We have been, as well as some of our service providers, the subject of cyberattacks from time to time, none of which, to our knowledge, have had a material impact on our business information systems or operations. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not negatively impact our cash flows and materially affect our results of operations or financial condition. Recent developments in cybersecurity and privacy legislation in different jurisdictions are imposing additional obligations on us and could expand our potential liability in the event of a cybersecurity or privacy incident.

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
While we believe that we have established a reputation for transparent communications, social and corporate governance, responsible forestry practices, and overall sustainability leadership, negative publicity, whether or not justified, relating to our operations and our business or to our industry, could tarnish our reputation or reduce the value of our brand and market demand for our products. In addition, the actions of activists, including legislative initiatives or other campaigns affecting boreal-sourced forest products, whether justified or not, could impede or delay our ability to access raw materials or obtain third-party certifications with respect to forest management and chain of custody standards that we seek in order to supply certified products to our customers. Activist campaigns could affect our revenues and require us to incur significant expenses and dedicate substantial resources to defend ourselves, rebuild our reputation, and restore the value of our brand.
Financial Risks
Financial risks relate to our ability to meet financial obligations and mitigate exposure to broad market risks, including: volatility in foreign currency exchange rates, interest rates, inflation, commodity prices, capital structure, as well as credit and liquidity risk, including risk related to cash management, extension of credit, collections, credit ratings, and availability and cost of funding.
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
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The actual impact of these changes depends primarily on the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues, but we cannot predict the magnitude or direction of this effect for any period, and there can be no assurance of any future effects. In 2020 and 2021, the Canadian dollar fluctuated between a low of US$0.69 in March of 2020 and a high of US$0.83 in June of 2021. Based on operating projections for 2022, if the Canadian dollar strengthens by one cent against the U.S. dollar, we expect that it will decrease our annual operating income by approximately $21 million, and vice versa.
Furthermore, certain monetary assets and liabilities, including a substantial portion of our net pension and other postretirement benefit obligations and our net deferred income tax assets, and certain of our indebtedness, including the secured delayed draw term loan facility (or, the “Loan Facility”), are denominated in Canadian dollars. As a result, our earnings, financial condition and the amounts borrowable under our Loan Facility can be subject to the potentially significant effect of foreign exchange gains or losses in respect of these Canadian dollar net monetary items. A fluctuation of the Canadian dollar against the U.S.

dollar in any given period would generally cause a foreign exchange gain or loss or change in the effective availability of the Loan Facility.
The amount by which our pension plans are underfunded could increase the level of required contributions, which could have an adverse impact on our financial condition.
As of December 31, 2021, we had net pension obligations of $1,041 million, of which approximately 75% relates to our registered pension plans in the provinces of Quebec and Ontario, and approximately 25% of which relates to our U.S. qualified pension plan. See Note 16, “Pension and Other Postretirement Benefit Plans,” to our Consolidated Financial Statements, for a description of our pension plan funding obligations, including our unfunded pension obligations.
The amount by which our pension plans are funded or underfunded varies depending upon the return on pension fund investments, the level of interest rates used to determine minimum funding levels, the payments of benefits, and other actuarial assumptions and experience. Variations from our assumptions would cause the actual amount of our required contributions to vary from our current estimates. Any additional contributions to our pension plans to fund potential deficit increases would be required to be paid over a period of time ranging from ten to 15 years depending upon the laws applicable to the funding of the specific pension plan. Any change to laws and regulations applicable to the funding of our pension plans could also increase or decrease our future funding obligations. Similarly, because we make our Quebec and Ontario pension plan contributions in Canadian dollars, the amount of our contributions as stated in U.S. dollars can be subject to the potentially significant effect of foreign currency exchange rate variations. Any such variations could materially affect our cash flows and financial condition, in each case either positively or negatively depending on the direction and magnitude of the variation. In addition, an increase in our net pension obligations could make it more difficult to obtain financing on favorable terms.
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
The terms of our ABL Credit Facility, our Senior Secured Credit Facility, the indenture governing our 2026 Notes and our Loan Facility could restrict our current and future operations, and increases to interest rates as well as changes relating to LIBOR could impact our borrowings under some of these facilities.
The credit agreements governing our senior secured asset-based revolving credit facility (or, the “ABL Credit Facility”), our senior secured credit facility (or, the “Senior Secured Credit Facility”), the indenture governing our 4.875% senior notes due 2026 (or, the “2026 Notes”), and our Loan Facility contain certain restrictive covenants that impose operating, borrowing, investing and financial restrictions on us and could limit our ability to engage in activities that might be in our long-term best interests. For a description of our ABL Credit Facility, Senior Secured Credit Facility, the indenture governing the 2026 Notes and the Loan Facility, including the covenants and restrictions they contain, see Note 15, “Long-Term Debt,” to our Consolidated Financial Statements.
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
The higher the inflation rate, the more interest rates are likely to rise, which could affect our borrowings and capacity to borrow. In addition, our borrowings under the ABL Credit Facility and the Senior Secured Credit Facility bear interest at variable rates, primarily based on LIBOR as the reference. LIBOR is subject to national and international proposals for reform that will cause LIBOR to cease to exist after 2023. While we expect that reasonable alternatives to LIBOR will be available, such as Secured Overnight Financing Rate, we cannot predict the consequences and timing of the development of alternative reference rates, and the transition to an alternative reference rate could result in an increase in our interest expense. The indefinite idling of our Calhoun pulp and paper operations impacts the value of the mill’s assets, which secures our obligations under the Senior Secured Credit Facility; as a result, we may grant additional security under the Senior Secured Credit Facility to compensate for the change in value and maintain the full amount of the credit facility.
Any downgrade of our credit ratings or economic uncertainty, including resulting from the COVID-19 pandemic, could lead to greater difficulty in obtaining additional financing on favorable terms.
We may be subject to losses that might not be covered in whole or in part by our insurance coverage.
We maintain property, business interruption, credit, general liability, casualty, and other types of insurance, including environmental liability, that we believe are in accordance with customary industry practices, but we are not fully insured against all potential hazards inherent in our business, including losses resulting from human error, cybersecurity issues, natural disasters, war risks, or terrorist acts. As is typical in the industry, we also do not maintain insurance for any loss to our access to standing timber from natural disasters, regulatory changes, or other causes. Changes in insurance market conditions, including the impact of climate change on the insurance industry, have caused, and may in the future cause, premiums and deductibles for certain insurance policies to increase substantially and in some instances, for certain insurance to become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, we might not be able to finance the amount of the uninsured liability on terms acceptable to us or at all, and might be obligated to divert a significant portion, or all, of our cash flow from normal business operations.
We could be required to curtail production, shut down machines or facilities, restructure operations, or sell assets, which could result in recording significant additional closure costs and long-lived asset impairment or accelerated depreciation charges.
As part of our corporate strategy or in response to changing market dynamics and structurally declining demand for some of our products or productivity issues, it may be necessary to further curtail production, indefinitely or permanently shut down machines and facilities, restructure operations, or sell assets. In addition to the potential loss of production, curtailments, shutdowns or divestitures could result in long-lived asset or goodwill impairments, accelerated depreciation, inventory write-down and closure costs for the affected facilities, including restructuring charges, exit or disposal costs, and remediation and other environmental costs, which could negatively impact our cash flows and materially affect our results of operations and financial condition. The closure of machines or facilities could also trigger the payment of severance, additional pension contributions or wind-up deficiencies.
Losses related to the impairment of long-lived assets are recognized when the carrying value of an asset group may not be recoverable. When impairment indicators are triggered, we evaluate the carrying value of the asset group in relation to its expected undiscounted future cash flows. An impairment charge is recognized based on the excess of the asset group’s carrying value over its fair value, if any. If there were to be additional triggering events, we may need to record significant non-cash long-lived asset impairment or accelerated depreciation charges in future periods, which would be recorded as operating expenses and would negatively impact our results of operations.

We could be required to record goodwill impairment charges on all or a significant amount of the goodwill on our Consolidated Balance Sheets.
We have goodwill of $31 million recorded in our Consolidated Balance Sheet as of December 31, 2021, all of which arose from the acquisition of our U.S. sawmills. Goodwill represents the excess of the purchase price of an acquisition over the estimated fair values of identifiable tangible and intangible assets of the acquired business. Future acquisitions that we could make may also result in significant amounts of additional goodwill. The determination of goodwill involves significant judgment and assumptions. The carrying value of goodwill is not amortized, and is tested for impairment at the reporting unit’s level annually, or more frequently if events or changes in circumstances indicate a potential impairment loss. In the event that the net carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
We could be required to record additional valuation allowances against our recorded deferred income tax assets and we could be limited in our use of certain tax attributes.
We recorded significant deferred income tax assets relating to our Canadian operations in our Consolidated Balance Sheet as of December 31, 2021. If, in the future, we determine that we are unable to recognize these deferred income tax assets as a result of sustained cumulative losses in our Canadian operations, we could be required to record additional valuation allowances for the portion of the deferred income tax assets that is not more likely than not to be realized. Such valuation allowances, if taken, would be recorded as a charge to income tax provision and would adversely impact our results of operations.
As of December 31, 2021, we had significant net operating loss, net capital loss and deduction limitation carryforwards for federal income tax purposes. Our ability to utilize such carryforwards to reduce our tax liability in future years could become subject to significant limitations under § 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, if we undergo an ownership change. An ownership change would occur if, among other things, the stockholders who own, directly or indirectly, 5% or more of Resolute Forest Products Inc.’s common stock, or are otherwise treated as “5% shareholders,” increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. Depending on the resulting limitation, a portion of such carryforwards could expire before we would be able to use them. Our inability to utilize any net operating loss, net capital loss or deduction limitation carryforwards to reduce tax liability in the future could adversely affect our future financial position and results of operations.
Legal and Compliance Risks
Legal and compliance risks arise from governmental and regulatory action, operations and business conduct, and contractual and other legal liabilities, including risks associated with: international trade regulation; legal proceedings; our shareholder relationships; commitments to customers, suppliers or other stakeholders; and compliance with securities, governance and other laws and regulations, policies and procedures, such as those relating to financial reporting and disclosure obligations, the environment, forest management, health and safety, marketing, product safety and liability, privacy and antitrust. Governmental and regulatory risk includes the risk that government or regulator actions will impose additional costs on us or cause us to have to change our operations and business models or practices.
Products we produce in one country and export to another may become subject to additional duties or other international trade remedies or restrictions.
We produce products in the U.S. and Canada, and we sell products worldwide. Under trade and investment treaties and domestic trade laws, custom duties (also called tariffs) can be imposed by national governments where imports are “dumped” or “subsidized” and such imports cause material injury, or an imminent threat of injury, to a domestic industry. International trade laws also generally provide that national governments can adopt countervailing measures, including countervailing duties, with regard to imported products that are subsidized through foreign government programs under certain circumstances. A trade remedy investigation or proceeding may involve allegations of either dumping, subsidization, or both, which are generally initiated at the request of local producers. Where injurious dumping is found, the trade remedy is typically an anti-dumping duty order. Where injurious subsidization is found, the trade remedy is typically a countervailing duty order. In principle, a tariff equal to the amount of dumping or subsidization, as applicable, should be imposed on the importer of the product. Tariffs can be legally challenged before local or international review bodies, but national governments will generally continue levying deposits on estimated customs duties during the pendency of such review proceedings, which can span over many years. Legal rules applicable to tariffs could also be modulated should certain national governments amend their legislation or withdraw from international treaties on tariffs, or should such international treaties be renegotiated or terminated. The imposition of additional customs duties or deposit requirements in respect of estimated duties on one or more of our products could materially affect our cash flow, and the competitive position of our operations relating to the affected product.

In addition, national governments could also impose non-tariff measures to restrict the import of some or all of our imported products, such as quotas, tariff-rate quotas, import bans, licensing regimes, price bands or targeted domestic taxes. While such non-tariff measures could be legally challenged under existing trade treaties, non-tariff measures adopted by any country where we sell our products internationally could materially affect our cash flow, and the competitive position of our operations relating to the affected products.
We are subject to countervailing and anti-dumping duty orders on the vast majority of our U.S. imports of softwood lumber products produced at our Canadian sawmills, which could materially affect our results of operations and cash flows.
The vast majority of our U.S. imports of softwood lumber products produced in Canada are subject to orders requiring us to pay cash deposits to U.S. Customs for estimated countervailing and anti-dumping duties. These cash deposit requirements are the result of petitions filed, shortly after the 2006 Softwood Lumber Agreement expired in October 2015, by U.S. softwood lumber products producers and forest landowners with Commerce and the U.S. International Trade Commission.
All countervailing and anti-dumping duty orders issued by Commerce in the present softwood lumber dispute have been appealed before a binational review panel established under the North American Free Trade Agreement and its successor, the United States-Mexico-Canada Agreement (or, the “USMCA”). Deposits paid to U.S. Customs in the present dispute will not be converted into actual duties unless and until appeals have been exhausted.
We have been required to pay cash deposits for estimated countervailing duties and anti-dumping duties on the vast majority of our U.S. imports of softwood lumber products produced at our Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. Subsequently, Commerce maintained cash deposits at varying rates as a result of annual administrative reviews; following the initial investigation, we were subject to four administrative reviews and could remain subject to further administrative reviews for years to come. As of December 31, 2021, the rates for estimated countervailing and anti-dumping duties applicable to our U.S. imports of softwood lumber products were 18.07% and 11.59%, respectively and cumulatively. These rates will apply until Commerce sets new duty rates in subsequent administrative reviews, or until new rates are set on appeal through a remand determination by the binational review panel established under the USMCA. Commerce is expected to issue its final determination in the third administrative reviews of the countervailing and antidumping investigations in the third or fourth quarter of 2022, following which new rates will take effect for Resolute; the new rates were estimated at 15.48% for countervailing duties and 4.76% for antidumping duties in a non-binding, preliminary determination released on January 31, 2022, but are subject to modification in the upcoming final determinations. Through December 31, 2021, our aggregate cash deposits paid to the U.S. for all affected products totaled $397 million.
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
We are subject to a variety of foreign, federal or national, state, provincial, and local laws and regulations dealing with financial reporting and disclosure obligations, corporate governance, antitrust, customs and trade, employees, contractors, transportation, taxes, timber and water rights, pensions, benefit plans, workplace health and safety, the manufacture and sale of consumer products, including product safety and liability, the environment, and Indigenous peoples, among others. Many of these laws and regulations are complex and subject to differing interpretation, and the requirements of laws and regulations of different countries and jurisdictions in which we operate, have sales or otherwise do business, or in which our securities trade or in which our security holders reside, may differ or be inconsistent with one another. Compliance with these laws and regulations, including changes to them or their interpretations or enforcement, or introduction of new laws and regulations, has required in the past, and could require in the future, substantial expenditures by us and adversely affect our results of operations. In addition, noncompliance with laws and regulations could significantly damage and require us to spend substantial amounts of money to rebuild our reputation.
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
As an owner and operator of real estate and industrial facilities, we are subject to a wide range of general and industry-specific laws and regulations relating to pollution and the protection of the environment, as well as several requirements stipulated in our facilities’ permits, including those governing air emissions, water usage, wastewater discharges, the storage, management and disposal of regulated substances and waste, the investigation and clean-up of contaminated sites, landfill and wastewater treatment system operation and closure, forest management and operations, endangered species and their habitat, health and safety, carbon pricing and climate change. Changes to our operations and costs to comply with these laws and regulations may increase as the requirements of these laws and regulations evolve. Noncompliance with these regulations or permit conditions can result in significant civil, administrative or criminal fines or penalties, or regulatory or judicial orders enjoining or curtailing operations. This may include liability under environmental laws for cleanup, improvement or change of pollution control equipment, and other costs and damages, including investigation costs, tort liability and damages to natural resources, resulting from past or present spills, releases or threats of releases of regulated substances and waste on or from our current or former properties or operations. We may also be liable under health and safety laws for related exposure of employees, contractors and other persons to substances and waste on or from our current or former properties or injuries. We may incur liability under these laws without regard to whether we knew of, were responsible for, or owned the property at the time of, any exposure, spill, release or threats of releases of any regulated substances or waste on or from any current or former property, or at properties where we arranged for the disposal of regulated materials or waste. Claims or liability may also arise out of currently unknown environmental conditions, obligations arising as a result of new or revised rules or regulations (e.g. regulation of perfluoroalkyl or polyfluoroalkyl substances and extended producer responsibility legislation in the U.S.) or aggressive enforcement efforts by government regulators, public interest groups or private parties. As a result, we may be required to incur or record additional environmental or related health and safety liabilities.
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
We become involved in various legal proceedings, claims, governmental inquiries, investigations, and other disputes in the normal course of business. These could include, for example, matters related to contracts, transactions, commercial and trade disputes, taxes, environmental and climate change issues, activist’s claims for damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, intellectual property, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. In addition to claims against us and our consolidated subsidiaries, these matters may involve claims asserted by others against unconsolidated partnerships, investments in companies where we have significant influence or joint ventures. Although the final outcome of these matters is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Legal proceedings that we believe could have a material adverse effect if not resolved in our favor, or that we believe to be significant, are discussed in Item 3 of this Form 10-K and in Note 18, “Commitments and Contingencies – Legal matters” to our Consolidated Financial Statements. However, our reports do not disclose or discuss all matters of which we are aware. If our assessment of the probable outcome or materiality of a matter is not correct, we may not have made adequate provision for such loss and our financial condition, cash flows, or results of operations could be adversely impacted.

In addition, if a loss resulting from an adverse outcome in connection with a matter were to affect the solvency of certain of our subsidiaries or remain unpaid for certain periods, it could result in a default under the ABL Credit Facility, the Senior Secured Credit Facility, the indenture governing the 2026 Notes or the Loan Facility.
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
We hold the properties that we own or lease, and the rights and supply guarantees described above, through various operating subsidiaries, including our principal U.S. operating subsidiary, Resolute FP US Inc., and our principal Canadian operating subsidiary, Resolute FP Canada Inc. For a list of our subsidiaries as of December 31, 2021, see Exhibit 21.1, “Subsidiaries of the registrant,” of this Form 10-K.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades under the stock symbol “RFP” on both the NYSE and the TSX. As of January 31, 2022, there were 2,189 holders of record of our common stock.
We declared and paid a special dividend of $1.00 per share ($79 million) on our common stock in 2021. We did not declare or pay any dividends on our common stock in 2020. Any future determination to pay dividends will be at the discretion of the board of directors and will be dependent on then-existing conditions, including our financial condition, results of operations, capital requirements, contractual and legal restrictions, business prospects and other factors that the board of directors considers relevant. Our debt agreements contain restrictions on our ability to pay dividends and repurchase shares, as further described in Note 15, “Long-Term Debt,” to our Consolidated Financial Statements.
On December 7, 2021, we announced a new share repurchase program, authorized by our board of directors, of up to ten million shares of our common stock or $100 million, whichever occurs first. No shares were repurchased under this plan in 2021.
With our repurchase of 4.6 million shares at an average price of $10.64 for a total of $48 million during the year ended December 31, 2021, we completed our $100 million share repurchase program, which was launched in March 2020 and authorized the repurchase of shares of up to 15% of our common stock, for an aggregate consideration of up to $100 million. Under this program, we repurchased 6.9 million shares at an average price of $4.28 for a total of $30 million in 2020.
The following table sets forth information about our stock repurchases for the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	197,037	$11.94	197,037	$33,976,978
November 1 to November 30	895,069	$11.76	895,069	$23,446,799
December 1 to December 31	147,367	$11.52	147,367	$100,000,000
Total	1,239,473	$11.76	1,239,473	$100,000,000
See Part III, Item 12 of this Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding our equity compensation plan.

The following graph compares the cumulative total return attained by shareholders of our common stock versus the cumulative total returns of the Standard & Poor’s 500 (or, the “S&P 500”) index and the Peer Group (as defined below), since December 31, 2016. The graph tracks the performance of a $100 investment in our common stock, in the S&P 500 index, and in the Peer Group on December 31, 2016 (with the reinvestment of all dividends) to December 31, 2021. The stock price performance included in the graph is not necessarily indicative of future stock price performance.
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
(2)The group of individual peer companies comprising the peer group (or, the “Peer Group”) are: Clearwater Paper Corporation, Verso Corporation, Mercer International Incorporated, Rayonier Advanced Materials, Canfor Corporation, Interfor Corporation, Western Forest Products Inc and West Fraser Timber Company Limited. Domtar Corporation is no longer considered in the Peer Group.
ITEM 6.    [RESERVED]

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
OVERVIEW
Resolute Forest Products is a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products and paper, which are marketed in over 60 countries. The Company owns or operates some 40 facilities, as well as power generation assets, in the U.S. and Canada. We are a large and growing North American producer of wood products, the largest producer of uncoated mechanical papers in North America, a competitive pulp producer in North America, and a leading global producer of newsprint. Resolute has third-party certified 100% of its managed woodlands to internationally recognized sustainable forest management standards.
We report our activities in four business segments: market pulp, tissue, wood products and paper. We believe an integrated approach maximizes value creation for our Company and stakeholders.
We are guided by our vision and values, focusing on safety, sustainability, profitability, accountability, and teamwork. We believe we can be distinguished by the following competitive strengths:
•Competitive cost structure combined with diversified and integrated asset base
–harvesting rights for the majority of fiber needs in Canada;
–sophisticated infrastructure to manage fiber flows from harvesting through transformation into a range of end-products to maximize resource utilization and process efficiency;
–nearly 100% of our products sourced from high-quality virgin fiber; and
–large-scale and cost-effective operations, including significant internal energy production from cogeneration and hydroelectric facilities, which support our value proposition.
•Strong balance sheet
–favorable pricing and flexibility under borrowing agreements together with our liquidity levels support our ability to weather challenging market cycles and to continue to execute our transformation strategy;
–significant tax assets to defer cash income taxes and provide synergies to execute this strategy; and
–customers benefit from a financially stable and reliable business partner in a challenging industry.
•Seasoned management team and strong culture of commitment
–deep industry expertise, with influential leaders in forestry, operations, environmental risk management and public policy;
–culture of accountability, encouraging transparency and straightforwardness; and
–core identity tied to renewable resources we harvest in a truly sustainable manner.
•Deep-seated commitment to fundamental principles of sustainability
–ambitious targets and governance to back it up;
–unwavering focus on safety; and
–transparent communications.

Our Business
Products
For information on our products, see Part I, Item 1, “Business – Products” of this Form 10-K.
Strategy and highlights
Our corporate strategy is focused on value creation by growing in wood products and pulp, maintaining a disciplined approach to capital allocation and maximizing cash generation from our paper assets, while investing in product innovation. The Company is transitioning away from mature product markets, reviewing its strategic options for its tissue segment, and expanding its presence in long-term growth markets, operating a competitive portfolio of manufacturing assets and enhancing financial performance in a sustainable way over the long run.
Growing in wood products and market pulp
Wood products and market pulp are core segments for the Company, and we believe in their long-term and sustained growth potential. We are confident in our ability to generate attractive returns for shareholders as operators of these assets. Our strategy is to take a disciplined approach to these strategic initiatives:
•spending to improve productivity and/or lower costs;
•investing selectively in organic expansions with high return projections and short projected payback periods; and
•pursuing strategic acquisitions.
For example, in 2021, we continued integrating the three U.S. sawmills acquired in 2020, with combined production capacity of 550 million board feet once ramped-up, giving us immediate scale in an attractive region and providing an opportunity to create additional value for our shareholders. We also announced capital investments of $50 million in our wood products operations to support our continued growth and to lower our costs, which are expected to improve the competitiveness of our wood product segment and generate value across market cycles.
Disciplined approach to capital allocation
As we operate in a capital-intensive and cyclical industry, we believe that the proper allocation of capital is a top priority, and that it should be done in a disciplined manner, with a view to maximize free cash flow through the business cycle and to generate attractive returns for our shareholders. Accordingly, we:
•allocate our capital in a disciplined, strategic and focused manner, concentrating on our most competitive sites and the highest-return projects;
•explore value-creating opportunities for incremental organic growth projects, segment extensions, bolt-on acquisitions, position-repurposing activities, divestitures, investments, joint ventures, capital market transactions and other similar transactions in order to calibrate and maximize the efficiency of our allocation of capital and other resources and optimize the value of our business;
•seek to maintain solid financial liquidity to support the growth strategy;
•based on market conditions, seek to retire, repay or refinance our outstanding indebtedness or credit facilities with a view to reducing costs and enhancing our financial flexibility; and
•seek to return excess capital over time to our shareholders through dividends and share repurchases.
Favorable market conditions contributed to strong cash generation in 2021, which allowed the Company to demonstrate its prudent and disciplined approach to capital allocation by:
•investing $50 million in additional wood products capital projects with high-return projections and short projected payback periods;
•reducing leverage with $258 million in outstanding net debt reimbursement; and
•returning $127 million to shareholders, including share repurchases of $48 million and a special cash dividend of $79 million.

Maximizing cash generation from paper assets
Our high quality paper assets position us to compete effectively in the industry. Although in secular decline, this segment remains an important part of our business, generating cash to support our growth strategy. In order to remain competitive in the mature and declining markets that our paper operations face, we strive to consistently:
•maintain a stringent focus on controlling costs and optimizing our performance;
•manage production and inventory levels; and
•focus production at our most profitable and lower-cost facilities and machines.
Accordingly, we announced the indefinite idling of our pulp and paper operations in Calhoun to improve our financial performance and to focus on our most profitable assets. Despite this change, we continue our tissue manufacturing and converting activities at the site and the adjacent distribution center remains in full operation. We recently launched a strategic review of our tissue segment in early 2022.
Investing in product innovation
Fiber from trees is renewable, reusable and fossil-free, and we believe that it can serve as a core pillar in the ongoing shift away from fossil-based materials toward renewable alternatives. With our large-scale access to high-quality fiber, our expertise in managing its value-transformation, and our strategically-located manufacturing facilities, we believe in investing in our business to build a competitive forest products company for the future.
For example, today we manufacture wood pellets used in renewable energy production from sawmill byproducts. In early 2020, we also announced the construction of a commercial plant to produce cellulose filaments, a new sustainable biomaterial derived from wood fiber that can be integrated into commercial and consumer products for many industries, including transportation, construction and energy, increasing the resistance and durability of those products. Construction of the facility is expected to be concluded in 2022, and commercial volumes should be available for sale before the end of the year. The cellulose filaments will be marketed with the help of Performance BioFilaments Inc., a joint venture established in 2014 by Resolute and Mercer International Inc., dedicated to the development of non-traditional applications for cellulose filaments.
We see certain megatrends around evolving customer preferences toward more renewable alternatives, urbanization and demographic changes that could open opportunities for our Company in value-added engineered wood products to capitalize on the growing role of wood in multi-family residential and commercial construction, as well as innovative fiber-derived products.
Sustainable development and performance
At Resolute, our business and sustainability strategies have been expressly developed to align our efforts in environmental stewardship and social responsibility with our business objectives. This approach reinforces our vision that profitability and sustainability drive our future. For information on our sustainability strategy, see Part I, Item 1, “Business – Sustainability” of this Form 10-K.
Highlights of our sustainability achievements include:
Environmental
•Achieving an 85.6% reduction in GHG emissions (scope 1 and 2) compared to 2000 levels;
•Sourcing more than 75% of our energy from renewable sources, and producing approximately 45% of the electricity we consume internally;
•Maintaining certification of 100% of Resolute-owned or managed woodlands to at least one internationally recognized forest management standard (SFI and FSC); and
•Maintaining internationally recognized chain of custody certifications at 100% of our certified manufacturing facilities (SFI, FSC, and PEFC), and completing chain of custody certification at our Hagerstown (Maryland) tissue converting facility.
Social
•Achieving world-class safety performance with an OSHA incident rate of 0.47 in 2021, and a severity rate of 21.6. Safety is our first priority, and we strive for zero injuries;

•Maintaining long-term consultative and business relationships with close to 40 Indigenous communities and organizations, including our 20-year partnership with Fort William First Nation with whom we announced a $13 million investment in our sawmill on their land near Thunder Bay;
•Achieving our annual commitment to providing at least $1 million in community and charitable support by contributing $1.2 million to various community and academic organizations; and
•Completing deployment of our Regional Supplier Registry web portal to support the development of local, regional and Indigenous business.
Governance
•Receiving “A-” for our CDP forests disclosures – the highest score granted in this category for North America-based forest products companies – placing us at the leadership level and reflecting environmental best practices, and actions taken to manage harvest risk and implement monitoring programs. We maintained management level scores for our CDP climate change (increased to a “B”) and water security (“B”) disclosures, reflecting concrete actions we have taken to evaluate and manage our risks in these categories;
•Implementing a board-level diversity policy, striving to maintain a minimum of 25% representation each of men and women, as well as an executive leadership-level diversity policy acknowledging diversity as a key factor in the Company’s talent management strategy. The board has also hired a recruitment firm to assist in its renewal process and in particular, in its search for women nominee candidates with a view to further increase women’s representation on the board to 30% by 2024; and
•Training 100% of all new employees on the Company's code of business conduct, and completing annual reviews of the code and our ethics reporting policy.
In 2021, we received extensive regional, North American and global recognition for excellence and leadership in corporate social responsibility and sustainable development. For a complete list of Resolute’s public sustainability commitments, disclosures, performance indicators and awards, visit our corporate website at www.resolutefp.com/sustainability. The sustainability objectives, disclosures and performance indicators on our website are not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.
Power generation
We produce electricity at five cogeneration facilities and seven hydroelectric dams. The output is consumed internally or sold under contract to third parties. This allows us to reduce our costs by generating energy internally at a lower cost compared to open market purchases, and by producing revenue from external sales.
This table provides a breakdown of the output capacity (based on installed capacity and operating expectations in 2022) available for internal consumption at our existing production facilities:

		Energy
INTERNAL CONSUMPTION (1)	Type	Capacity (MW)	Consumption (MWh/Year)
Coosa Pines (Alabama)	Cogeneration	25	156,000
Hydro Saguenay (Quebec) (7 dams)	Hydroelectric	170	1,079,000
Thunder Bay (Ontario)	Cogeneration	25	156,000
(1)This table excludes the Calhoun cogeneration facility following the announcement of the indefinite idling of the Calhoun pulp and paper operations on December 16, 2021, and its subsequent indefinite idling in early 2022.
We estimate that the approximate annualized cost savings to our operations attributable to internal consumption from our cogeneration assets and hydroelectric facilities is between $32 million and $37 million.

The table below shows the facilities where we currently produce electricity to sell externally as green power produced from renewable sources at favorable rates, almost all of which we buy back at lower rates for use in our operations:

		Energy
EXTERNAL SALES	Type	Capacity (MW)	Annualized Sales (MWh/Year)
Dolbeau (Quebec)	Cogeneration	28	193,000
Gatineau (Quebec)	Cogeneration	15	109,000
Saint-Félicien (Quebec)	Cogeneration	43	228,000
Thunder Bay (Ontario)	Cogeneration	65	433,000
The impact of external sales generated from our cogeneration assets was to reduce the cost of sales, excluding depreciation, amortization and distribution costs (or, “COS”), by $33 million, $38 million and $36 million for the years ended December 31, 2021, 2020 and 2019, respectively.

2021 Overview
Favorable lumber market
Our wood product segment benefited from strong market conditions in 2021. In order to take advantage of the favorable environment, we restarted our El Dorado (Arkansas) and Ignace (Ontario) sawmills during the first quarter. The Company made good progress with the ramp-up of the two sawmills during the year, both of which were running on two shifts at year-end. This decision contributed to increased annual shipments, generating additional value for shareholders.
In June 2021, we announced $50 million in additional investments in our wood products segment to further improve the competitiveness of our business. These capital investments include:
•$22 million to modernize equipment at the Senneterre (Quebec) sawmill to enhance overall efficiency and productivity of the Abitibi regional operations;
•$13 million at the Thunder Bay / Fort William First Nation (Ontario) sawmill to increase capacity by up to 40 million board feet with new equipment and modifications to the fiber flow; and
•$15 million at the Glenwood (Arkansas) and Cross City (Florida) sawmills to support fiber optimization and overall efficiency. The Cross City investment will also increase capacity by up to 20 million board feet.
We expect each of these projects will generate additional value across market cycles.
Impact of rising interest rates on pension obligations
The increase in interest rates in 2021 resulted in higher discount rates, which reduced our pension and other postretirement benefit obligations by $194 million. Our projected pension and other postretirement benefit obligations will fluctuate from year-to-year based on changes in projected interest rates.
Impact of the COVID-19 pandemic
We have sustained operations across all of our business segments through the COVID-19 pandemic, but we had to take certain measures in the face of the dramatic reduction in economic activity, particularly for marketing-dependent products like newspapers, inserts, flyers and commercial paper. In March 2021, we announced the indefinite idling of our Amos and Baie-Comeau (Quebec) paper mills, which had been temporarily idled since spring 2020, as a result of market conditions and the impacts of the pandemic, reducing the run-rate newsprint capacity by 25% (equivalent to 43,000 metric tons per month).
In addition, our operations were negatively affected by cost inflation, workforce availability and logistics constraints related to the pandemic.
During 2021, we revised our capital expenditures to $125 million. Due to supply chain delays and limited contractor availability, our cash invested in fixed assets was $112 million for the year.
Indefinite idling of pulp and paper operations at Calhoun mill
In December 2021, we announced the indefinite idling of the pulp and paper operations at our Calhoun mill, with an annual capacity of 147,000 metric tons of pulp and 149,000 metric tons of paper. The decision was taken due to the accumulation of significant financial losses, even with strong market conditions for both the pulp and uncoated freesheet paper it manufactures, as well as the ongoing significant production upsets. This resulted in our reassessment of the carrying value of the long-lived assets and recognition of an impairment charge of $124 million on fixed assets, recognition of severance and other costs of $18 million (recorded in “Closure costs, impairment and other related charges”), as well as recognition of inventory write-downs of $29 million (recorded in “Cost of sales, excluding depreciation, amortization and distribution costs”) in our Consolidated Statement of Operations for the year ended December 31, 2021. We also expect to incur additional closure costs of approximately $32 million mainly related to decommissioning in 2022. Tissue manufacturing and converting continue at the site, and the adjacent distribution center remains in full operation. Pulp and paper operations ceased at the beginning of 2022.
Despite the lost integration benefit in the tissue segment and on-going costs associated with closed site maintenance, we anticipate an improvement in our overall operating income as a result of the indefinite idling of pulp and paper operations at Calhoun. We recently launched a strategic review of our tissue segment.

Liquidity and capital resources
ABL Credit Facility
On December 15, 2021, we amended the ABL Credit Facility, which reset the facility and extended the maturity date to December 15, 2026. The applicable margin and fees under the ABL Credit Facility agreement may be adjusted by amendment based on agreed upon ESG key performance indicators as described in the credit agreement.
Amendment to Senior Secured Credit Facility
On April 19, 2021, we amended the Senior Secured Credit Facility agreement in order to repay the $180 million of pre-amended term loans, extend the maturity date of the revolving credit facility from 2025 to 2027, reduce the spread on the term loan facility by up to 10 basis points, and reinstate in full the $180 million term loan facility.
Senior Unsecured Notes
On February 2, 2021, we issued $300 million aggregate principal amount of our 4.875% 2026 Notes at an issue price of 100% pursuant to an indenture as of that date. We used the net proceeds of the 2026 Notes, together with cash on hand, to redeem all of the outstanding $375 million aggregate principal amount of our 5.875% senior notes due 2023, at a price of 100% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. The redemption occurred on February 18, 2021.
See below under “Liquidity and Capital Resources – Capital Resources” for more information.
Dividends
We declared and paid a special dividend on our common stock of $1.00 per share ($79 million) in 2021.
Share repurchase program
On December 7, 2021, we announced a new share repurchase program, authorized by our board of directors, of up to ten million shares of our common stock or $100 million, whichever occurs first. No shares were repurchased under this plan in 2021.
With our repurchase of 4.6 million shares at an average price of $10.64 for a total of $48 million during the year ended December 31, 2021, we completed the share repurchase program, which was launched in March 2020 and authorized the repurchase of shares of up to 15% of our common stock, for an aggregate consideration of up to $100 million. Under this program, we repurchased 11.5 million shares for a total of $78 million, representing 15% of the outstanding shares, including 6.9 million shares purchased in 2020 at an average price of $4.28 for a total of $30 million.

2021 vs. 2020
Our operating income was $584 million during the year, compared to $99 million in 2020. Excluding special items, we generated operating income of $757 million in 2021, compared to $169 million in 2020. Special items are described below.
Our net income in 2021 was $307 million, or $3.83 per diluted share, compared to net income of $10 million, or $0.12 per diluted share, in 2020. Our net income for 2021, excluding special items, was $523 million, or $6.51 per diluted share, compared to net income of $56 million, or $0.65 per diluted share, in 2020.

Year Ended December 31, 2021	Operating Income	Net Income	EPS
(In millions, except per share amounts)
GAAP, as reported	$584	$307	$3.83
Adjustments for special items:
Closure costs, impairment and other related charges	144	144	1.79
Inventory write-downs related to closures	29	29	0.36
Non-operating pension and other postretirement benefit credits	—	(11)	(0.14)
Other expense, net	—	70	0.87
Income tax effect of special items	—	(16)	(0.20)
Adjusted for special items (1)	$757	$523	$6.51

Year Ended December 31, 2020	Operating Income	Net Income	EPS
(In millions, except per share amounts)
GAAP, as reported	$99	$10	$0.12
Adjustments for special items:
Closure costs, impairment and other related charges	53	53	0.61
Inventory write-downs related to closures	25	25	0.29
Start-up costs	3	3	0.03
Net gain on disposition of assets	(11)	(11)	(0.13)
Other expense, net	—	4	0.05
Income tax effect of special items	—	(28)	(0.32)
Adjusted for special items (1)	$169	$56	$0.65
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

Fourth Quarter Overview
Three months ended December 31, 2021 vs. December 31, 2020
Our operating loss was $101 million in the quarter, compared to operating income of $4 million in the year-ago period. Excluding special items, we generated an operating income of $70 million in the quarter, compared to operating income of $85 million in the year-ago period. Special items are described below.
Our net loss in the quarter was $128 million, or $1.64 per share, compared to net loss of $52 million, or $0.63 per share, in the year-ago period. Our net income in the quarter, excluding special items, was $37 million, or $0.48 per diluted share, compared to net income of $45 million, or $0.55 per diluted share, in the year-ago period.

Three Months Ended December 31, 2021	Operating (Loss) Income	Net (Loss) Income	EPS
(In millions, except per share amounts)
GAAP, as reported	$(101)	$(128)	$(1.64)
Adjustments for special items:
Closure costs, impairment and other related charges	142	142	1.83
Inventory write-downs related to closures	29	29	0.37
Non-operating pension and other postretirement benefit credits	—	(3)	(0.04)
Other income, net	—	(4)	(0.05)
Income tax effect of special items	—	1	0.01
Adjusted for special items (1)	$70	$37	$0.48

Three Months Ended December 31, 2020	Operating Income	Net (Loss) Income	EPS
(In millions, except per share amounts)
GAAP, as reported	$4	$(52)	$(0.63)
Adjustments for special items:
Closure costs, impairment and other related charges	55	55	0.67
Inventory write-downs related to closures	25	25	0.30
Start-up costs	3	3	0.04
Net gain on disposition of assets	(2)	(2)	(0.02)
Non-operating pension and other postretirement benefit costs	—	24	0.29
Other expense, net	—	28	0.34
Income tax effect of special items	—	(36)	(0.44)
Adjusted for special items (1)	$85	$45	$0.55
(1)Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Overview – 2021 Overview” above.

RESULTS OF OPERATIONS
Consolidated Results
Selected annual financial information

	Years Ended December 31,
(In millions, except per share amounts)	2021	2020	2019
Sales	$3,664	$2,800	$2,923
Operating income (loss) per segment:
Market pulp	$99	$(1)	$39
Tissue	(24)	(1)	(16)
Wood products	772	276	(6)
Paper	(19)	(46)	82
Segment total	828	228	99
Corporate and other	(244)	(129)	(82)
Operating income	$584	$99	$17
Net income (loss) attributable to Resolute Forest Products Inc.	$307	$10	$(47)
Net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$3.87	$0.12	$(0.51)
Diluted	$3.83	$0.12	$(0.51)
Adjusted EBITDA (1)	$921	$338	$213

	As of December 31,
(In millions)	2021	2020
Cash and cash equivalents	$112	$113
Total assets	$3,538	$3,730
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

	Years Ended December 31,
(In millions)	2021	2020	2019
Net income (loss) including noncontrolling interest	$309	$10	$(47)
Interest expense	21	34	31
Income tax provision	195	51	58
Depreciation and amortization	164	169	167
EBITDA	689	264	209
Closure costs, impairment and other related charges	144	53	18
Inventory write-downs related to closures	29	25	13
Start-up costs	—	3	—
Net gain on disposition of assets	—	(11)	(2)
Non-operating pension and other postretirement benefit credits	(11)	—	(47)
Other expense, net	70	4	22
Adjusted EBITDA	$921	$338	$213
2021 vs. 2020
Operating income variance analysis
Sales
Sales were $864 million higher in 2021, or 31%, to $3,664 million. Pricing had a favorable impact of $938 million, mainly as a result of an increase in the average transaction price for wood products, market pulp, and paper up by 62%, 28% and 11% respectively. Lower volume reduced sales by $80 million, mainly reflecting lower shipments in paper ($59 million), market pulp ($33 million) and tissue ($11 million), partly offset by higher shipments of wood products ($23 million).

Cost of sales, excluding depreciation, amortization and distribution costs
COS increased by $248 million in 2021 to $2,258 million. After removing the effects of lower volume and the stronger Canadian dollar, COS increased by $216 million in 2021, largely reflecting:
•higher fiber costs ($91 million), mainly reflecting an increase in stumpage costs related to higher lumber sale prices and in harvesting costs for the wood products segment;
•higher energy costs ($51 million) due to higher prices as well as lower internal power generation as a result of a turbine failure at the Saint-Félicien mill;
•unfavorable maintenance costs ($25 million) as a result of the timing of scheduled outages, the scope of maintenance work and inflationary cost pressure, partly offset by the indefinite idling of the Amos and Baie-Comeau paper mills;
•higher expenses related to a process improvement project ($12 million);
•higher chemical costs ($8 million), mainly due to higher prices and unfavorable usage;
•Canada Emergency Wage Subsidy (or “CEWS”) credit ($10 million) in 2020;
•higher labor expense ($7 million), mainly due to higher compensation expense, partly offset by the indefinite idling of the Amos and Baie-Comeau paper mills; and
•increase in write-downs of mill stores and other supplies inventory associated with the announcement on December 16, 2021, of the indefinite idling of pulp and paper operations at the Calhoun mill compared to the prior year write-downs of mill stores and other supplies inventory associated with the temporary idling of the Amos and Baie-Comeau paper mills ($4 million). The Amos and Baie-Comeau paper mills were indefinitely idled in March 2021.
Distribution costs
After removing the effect of lower volume and the stronger Canadian dollar, distribution costs increased by $18 million, mainly due to higher freight rates.
Depreciation and amortization
Depreciation and amortization was $5 million lower in 2021, primarily due to the decrease in depreciation related to the Amos and Baie-Comeau paper mills, whose assets were fully depreciated in the fourth quarter of 2020 due to the temporary idling of these mills. The mills were indefinitely idled in March 2021.
Selling, general and administrative expenses
Selling, general and administrative (or, “SG&A”) expenses increased by $22 million compared to the year-ago period, mainly due to higher stock-based compensation expense, which includes a mark-to-market adjustment based on the stock price appreciation, and higher incentive plan expense, which is based on company performance.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “Corporate and Other” below.
Net gain on disposition of assets
See the corresponding variance analysis under “Corporate and Other” below.
Net income variance analysis
Non-operating pension and other postretirement benefit credits
We recorded non-operating pension and OPEB credits of $11 million for the full year in 2021, compared to nil in the year-ago period. The difference mainly reflects lower interest cost ($19 million) in 2021 and a settlement loss related to the wind-up of the Thorold (Ontario) pension plan ($28 million) in 2020, partly offset by higher amortization of actuarial losses ($15 million), an OPEB curtailment credit in 2020 related to our Augusta (Georgia) mill that was indefinitely idled in 2019 ($14 million), and lower expected return on plan assets ($11 million).

Interest expense
Interest expense was $13 million lower in 2021 compared to the year-ago period, as a result of the refinancing of the 2023 Notes at a lower interest rate and debt level.
Other expense, net
We recorded other expense, net of $70 million in 2021, mainly reflecting a loss on forward commodities contracts principally related to lumber futures contracts ($85 million), partly offset by income from equity method investments ($19 million). There were no lumber futures contracts outstanding as of December 31, 2021.
In 2020, we recorded other expense, net of $4 million, which included a loss on commodity contracts ($22 million) partly offset by a favorable insurance claim settlement related to our acquisition of Atlas in 2015 ($15 million) and income from equity method investments ($8 million).
Income taxes
We recorded an income tax provision of $195 million in 2021, on income before income taxes of $504 million, compared to an expected income tax provision of $106 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: U.S. tax on non-U.S. earnings ($115 million); and foreign tax rate differences ($38 million); partly offset by a net decrease in our valuation allowance related to our U.S. operations ($54 million) where we recognize a full valuation allowance against our net deferred income tax assets; and state income taxes ($10 million).
The $54 million net decrease in our valuation allowance for 2021 is to offset the tax implications relating to the global intangible low-taxed income (or, “GILTI”) inclusion, which is based on the U.S. system of taxation for non-U.S. earnings, whereby foreign earnings less a qualified deduction for foreign assets are included in U.S. taxable income, in excess of current year U.S. operating losses.
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
Q4 of 2021 vs. Q4 of 2020
Operating (loss) income variance analysis

Sales
Sales increased by $65 million, or 8%, compared to the fourth quarter of 2020, to $834 million. Pricing had a favorable impact of $103 million, mainly as a result of an increase in the average transaction price for market pulp and paper, up by 35% and 23%, respectively. Sales volume was $39 million lower, mainly due to lower shipments of market pulp and paper.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effects of lower volume and the effect of the stronger Canadian dollar, COS increased by $72 million in the quarter, largely reflecting:
•higher energy costs ($26 million) due to higher prices as well as lower internal power generation as a result of a turbine failure at the Saint-Félicien mill and low water levels at Hydro-Saguenay (Quebec) due to weather conditions;
•higher fiber costs ($24 million), mainly reflecting an increase in stumpage costs related to higher lumber sale prices, and in harvesting costs for the wood products segment, and higher price of recycled furnish for the market pulp segment;
•CEWS credit in 2020 ($10 million);
•higher chemical costs ($5 million), mainly due to higher prices and unfavorable usage; and
•increase in write-downs of mill stores and other supplies inventory associated with the announcement on December 16, 2021, of the indefinite idling of pulp and paper operations at the Calhoun mill compared to the prior year write-downs of mill stores and other supplies inventory associated with the temporary idling of the Amos and Baie-Comeau paper mills ($4 million).
Distribution costs
After removing the effect of lower volume and the stronger Canadian dollar, distribution costs increased by $12 million, mainly due to higher freight rates.
Selling, general and administrative expenses
SG&A expenses increased by $9 million in the quarter, mainly due to higher stock-based compensation expense, which includes a mark-to-market adjustment following the stock price appreciation of approximately 30% in the fourth quarter of 2021.
Closure costs, impairment and other related charges
In the fourth quarter of 2021, we recorded closure costs, impairment and other related charges of $142 million, related to the announcement on December 16, 2021, of the indefinite idling of pulp and paper operations at our Calhoun mill, which included: a fixed asset impairment charge of $124 million, additional provisions for severance and other costs of $13 million as well as write-off of other assets of $5 million. This compares to closure costs, impairment and other related charges of $55 million in the year-ago period, mainly due to the temporary idling of our Amos and Baie-Comeau paper mills, including accelerated depreciation charges of $38 million and severance and other costs of $17 million. The mills were indefinitely idled in March 2021.
Net loss variance analysis
Non-operating pension and other postretirement benefit (costs) credits
We recorded non-operating pension and OPEB credits of $3 million in the quarter, compared to a cost of $24 million in the year-ago period. The difference mainly reflects: lower interest cost ($7 million) in the quarter and a settlement loss related to the wind-up of the Thorold pension plan ($28 million) in the year-ago period, partly offset by lower expected return on plan assets ($5 million) and higher amortization of actuarial losses ($4 million).
Other expense, net
We recorded other income, net of $4 million in the fourth quarter of 2021, compared to other expense, net of $28 million in the year-ago period. The difference mostly reflects income from equity method investments ($7 million) and a foreign exchange loss of $3 million in the current quarter compared to a loss on forward commodities contracts of $15 million and a foreign exchange loss of $13 million in the year-ago period.

Income taxes
We recorded an income tax provision of $28 million in the fourth quarter of 2021, on a loss before income taxes of $99 million, compared to an expected income tax benefit of $21 million based on the U.S. federal statutory income tax rate of 21%. The difference mostly reflects: an increase to our valuation allowance related to our U.S. operations ($35 million); U.S. tax on non-U.S. earnings ($19 million); and foreign tax rate differences ($5 million); partly offset by state income taxes ($9 million).
We recorded an income tax benefit of $4 million in the fourth quarter of 2020, on a loss before income taxes of $56 million, compared to an expected income tax benefit of $12 million based on the U.S. federal statutory income tax rate of 21%. The difference mostly reflects: a decrease to our valuation allowance related to our U.S. operations ($10 million); partly offset by U.S. tax on non-U.S. earnings ($22 million).
2020 vs. 2019
For a variance analysis of our 2020 vs. 2019 results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Consolidated Results – 2020 vs. 2019,” of our annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021 (or, the “2020 Annual Report”).
Segment Earnings
We manage our business based on the products we manufacture. Our reportable segments correspond to our principal product lines: market pulp, tissue, wood products and paper.
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

MARKET PULP
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2021	2020	2019
Sales	$813	$668	$797
Operating income (loss) (1)	$99	$(1)	$39
EBITDA (2)	$123	$23	$62
(In thousands of metric tons)
Shipments	1,062	1,118	1,156
Downtime	104	100	56

	December 31,
(In thousands of metric tons)	2021	2020	2019
Finished goods inventory	59	53	68
(1)Net income (loss) including noncontrolling interest is equal to operating income (loss) in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected annual financial information” above.

	Years Ended December 31,
(In millions)	2021	2020	2019
Net income (loss) including noncontrolling interest	$99	$(1)	$39
Depreciation and amortization	24	24	23
EBITDA	$123	$23	$62
Industry trends
World demand for chemical pulp fell by 3.2% in 2021 compared to the year-ago period, reflecting a decrease of 9.8% in China and 0.5% in North America, partly offset by an increase of 3.9% in Western Europe. World capacity grew by 1.5% over the same period.

World demand for softwood pulp fell by 3.9% in 2021, reflecting a decrease of 8.5% and 3.2% in China and North America respectively, while Western Europe increased by 1.5%. The shipment-to-capacity ratio was 87%.
In the same period, demand for hardwood pulp fell by 4.1%, with shipments to China down by 12.1%, while North America and Western Europe were up by 1.0% and 5.0% respectively. The shipment-to-capacity ratio was 89%.
2021 vs. 2020
Operating income (loss) variance analysis

MARKET PULP

(In millions)

OPERATING INCOME (LOSS) VARIANCE

2021 vs. 2020

(1)
(33)
178
19
(39)
(18)
4
(1)
(6)
(4)
99
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
FX
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
2020 OPERATING LOSS
2021 OPERATING INCOME

Sales
Sales were $145 million higher, or 22%, increasing to $813 million in 2021. Pricing had a favorable impact of $178 million, reflecting an increase in the average transaction price of $168 per metric ton, or 28%, due to a price increase across all pulp grades. Lower volume reduced sales by $33 million, mainly reflecting lower shipments of 56,000 metric tons, or 5%, due to lower productivity.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of lower volume and the stronger Canadian dollar, manufacturing costs increased by $39 million, reflecting:
•higher energy costs ($24 million) due to higher prices as well as lower internal power generation as a result of a turbine failure at the Saint-Félicien mill; and
•higher chemical and labor costs ($7 million).
Distribution costs
After removing the effect of lower volume and the stronger Canadian dollar, distribution costs increased by $6 million, mainly due to higher freight rates.
2020 vs. 2019
For a variance analysis of our 2020 vs. 2019 results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Segment Earnings – Market Pulp – 2020 vs. 2019,” of our 2020 Annual Report.

TISSUE
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2021	2020	2019
Sales	$161	$173	$165
Operating loss (1)	$(24)	$(1)	$(16)
EBITDA (2)	$(5)	$17	$2
(In thousands of short tons)
Shipments (3)	89	95	97
Downtime	12	8	2

	December 31,
(In thousands of short tons)	2021	2020	2019
Finished goods inventory (3)	6	6	8
(1)Net loss including noncontrolling interest is equal to operating loss in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected annual financial information” above.
(3)Tissue converted products, which are measured in cases, are converted to short tons.

	Years Ended December 31,
(In millions)	2021	2020	2019
Net loss including noncontrolling interest	$(24)	$(1)	$(16)
Depreciation and amortization	19	18	18
EBITDA	$(5)	$17	$2
Industry trends
Total U.S. tissue consumption decreased by 6.7% in 2021, compared to the year-ago period. Converted product shipments decreased by 3.8%, led by at-home shipments down by 7.6%, while away-from-home shipments increased by 5.9%.
U.S. parent roll production decreased by 4.9% in 2021, contributing to a 92% average industry production-to-capacity ratio, down from 97% in the year-ago period.

2021 vs. 2020
Operating loss variance analysis

TISSUE

(In millions)

OPERATING LOSS VARIANCE

2021 vs. 2020

(1)
(11)
(1)
8
(17)
1
(2)
(1)
(24)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2020 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
2021 OPERATING LOSS

Sales
Sales were $12 million lower, or 7%, decreasing to $161 million in 2021, mainly due to difficult market conditions in 2021 resulting in a decrease in shipments of 6,000 short tons and an unfavorable product mix.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of lower volume, our manufacturing costs increased by $17 million compared to 2020, mainly related to:
•reduced workforce availability and logistics constraints, which challenged our ability to scale production and resulted in higher manufacturing overhead ($8 million), especially for the ramp-up of our Hagerstown converting facility acquired in the fourth quarter of 2020; and
•higher fiber costs ($5 million).
2020 vs. 2019
For a variance analysis of our 2020 vs. 2019 results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Segment Earnings – Tissue – 2020 vs. 2019,” of our 2020 Annual Report.

WOOD PRODUCTS
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2021	2020	2019
Sales	$1,718	$1,025	$616
Operating income (loss) (1)	$772	$276	$(6)
EBITDA (2)	$814	$319	$28
(In million board feet)
Shipments (3)	2,117	2,043	1,731
Downtime	160	279	242

	December 31,
(In million board feet)	2021	2020	2019
Finished goods inventory (3)	126	97	133
(1)Net income (loss) including noncontrolling interest is equal to operating income (loss) in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected annual financial information” above.
(3)Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Years Ended December 31,
(In millions)	2021	2020	2019
Net income (loss) including noncontrolling interest	$772	$276	$(6)
Depreciation and amortization	42	43	34
EBITDA	$814	$319	$28
Industry trends
U.S. housing starts were 1.6 million on a seasonally adjusted basis in 2021, up by 14.4% compared to 2020, which reflects a 12.3% increase in single-family starts and a 20.8% increase in multi-family starts.
The 2x4 – Random Length (or, “RL”) #1-2 Kiln Dried Great Lakes (or, “KD GL”) price rose by 53.0% in 2021 compared to the year ago period, and the 2x4x8 Stud KD GL price rose by 44.7%. The 2x4 – RL #2 KD Southern Pine (Eastside) price increased by 55.6%, and the 2x4 – RL #2 KD Southern Pine (Westside) price was up by 57.0%.

2021 vs. 2020
Operating income variance analysis

WOOD PRODUCTS
(In millions)

OPERATING INCOME VARIANCE
2021 vs. 2020

276
23
670
(15)
(134)
(33)
(3)
(3)
(2)
1
(8)
772
2020 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
FX
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
2021 OPERATING INCOME

Sales
Sales were $693 million higher, or 68%, increasing to $1,718 million in 2021, due to stronger market conditions. Pricing contributed to a $670 million increase in sales, reflecting a rise in the average transaction price of $309 per thousand board feet, or 62%, and volume increased sales by $23 million due to an increase in shipments of 74 million board feet, or 4%, mainly reflecting new volume from the restart in the first quarter of 2021 of the El Dorado (Arkansas) and Ignace (Ontario) sawmills.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effect of higher volume and the stronger Canadian dollar, manufacturing costs increased by $134 million, reflecting:
•higher log costs ($96 million), primarily reflecting an increase in stumpage costs related to higher lumber sale prices, and in harvesting costs, as well as lower by-product revenues from chips;
•unfavorable maintenance costs ($20 million) as a result of the scope of maintenance work and higher cost;
•higher labor expense ($8 million), mainly due to higher compensation expense; and
•CEWS credit ($6 million).
2020 vs. 2019
For a variance analysis of our 2020 vs. 2019 results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Segment Earnings – Wood Products – 2020 vs. 2019,” of our 2020 Annual Report.

PAPER
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2021	2020	2019
Sales	$972	$934	$1,345
Operating (loss) income (1)	$(19)	$(46)	$82
EBITDA (2)	$43	$23	$154
(In thousands of metric tons)
Shipments	1,478	1,577	2,017
Downtime	263	514	203

	December 31,
(In thousands of metric tons)	2021	2020	2019
Finished goods inventory	84	96	142
(1)Net (loss) income including noncontrolling interest is equal to operating (loss) income in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected annual financial information” above.

	Years Ended December 31,
(In millions)	2021	2020	2019
Net (loss) income including noncontrolling interest	$(19)	$(46)	$82
Depreciation and amortization	62	69	72
EBITDA	$43	$23	$154
Industry trends
North American newsprint demand fell by 6.5% in 2021, compared to 2020. Demand from newspaper publishers fell by 10.1%, while demand from commercial printers also decreased, by 1.2%. The North American shipment-to-capacity ratio was 93%, compared to 84% in the year-ago-period.
Global demand for newsprint fell by 6.6% in 2021, with North America down by 6.5%, Asia down by 9.7%, and Western Europe down by 2.5%. The shipment-to-capacity ratio increased to 86%, up from 77% in 2020.

North American demand for uncoated mechanical papers rose by 4.6% in 2021 compared to the year-ago-period, reflecting a 1.2% increase in supercalendered (or, “SC”) grades, and a 7.7% increase in standard grades. Compared to 2020, the shipment-to-capacity ratio for all uncoated mechanical papers increased from 74% to 87%.

2021 vs. 2020
Operating loss variance analysis

PAPER
(In millions)
OPERATING LOSS VARIANCE
2021 vs. 2020
(46)
(59)
91
6
39
(25)
(32)
10
(2)
(8)
7
(19)
2020 OPERATING LOSS
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
FX
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
2021 OPERATING LOSS

Sales
Sales rose by $38 million, or 4%, to $972 million in 2021. Pricing contributed to a $91 million increase in sales, reflecting a rise in the average transaction price of $66 per metric ton, or 11%, and supported by a favorable product mix. Lower volume decreased sales by $59 million, due to a decrease in shipments of 99,000 metric tons, or 6%, mainly reflecting lower demand levels since the onset of the pandemic and our resulting capacity adjustments.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs increased by $25 million after adjusting for the effects of lower volume and the stronger Canadian dollar, reflecting:
•higher energy prices ($27 million);
•higher expenses related to a process improvement project ($5 million);
•higher chemical costs ($4 million), mainly due to unfavorable usage and higher prices; and
•unfavorable maintenance costs ($2 million) as a result of the timing of scheduled outages and the scope of maintenance work, partly offset by the indefinite idling of the Amos and Baie-Comeau paper mills;
partly offset by:
•lower chip costs ($12 million); and
•lower labor costs ($4 million) due to the indefinite idling of the Amos and Baie-Comeau paper mills.
Distribution costs
After removing the effect of lower volume and the stronger Canadian dollar, distribution costs increased by $8 million, mainly due to higher freight rates.

Depreciation and amortization
Depreciation and amortization was $7 million lower in 2021, primarily due to the decrease in depreciation related to the Amos and Baie-Comeau paper mills, whose assets were fully depreciated in the fourth quarter of 2020 due to the temporary idling of these mills. The mills were indefinitely idled in March 2021.
2020 vs. 2019
For a variance analysis of our 2020 vs. 2019 results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Segment Earnings – Paper – 2020 vs. 2019,” of our 2020 Annual Report.

CORPORATE AND OTHER
Highlights

	Years Ended December 31,
(In millions)	2021	2020	2019
Cost of sales, excluding depreciation, amortization and distribution costs	$(35)	$(34)	$(23)
Depreciation and amortization	(17)	(15)	(20)
Selling, general and administrative expenses	(48)	(38)	(23)
Closure costs, impairment and other related charges	(144)	(53)	(18)
Net gain on disposition of assets	—	11	2
Operating loss	(244)	(129)	(82)
Interest expense	(21)	(34)	(31)
Non-operating pension and other postretirement benefit credits	11	—	47
Other expense, net	(70)	(4)	(22)
Income tax provision	(195)	(51)	(58)
Net loss including noncontrolling interest	$(519)	$(218)	$(146)
The table below shows the reconciliation of net loss including noncontrolling interest to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected annual financial information” above.

	Years Ended December 31,
(In millions)	2021	2020	2019
Net loss including noncontrolling interest	$(519)	$(218)	$(146)
Interest expense	21	34	31
Income tax provision	195	51	58
Depreciation and amortization	17	15	20
EBITDA	(286)	(118)	(37)
Closure costs, impairment and other related charges	144	53	18
Inventory write-downs related to closures	29	25	13
Start-up costs	—	3	—
Net gain on disposition of assets	—	(11)	(2)
Non-operating pension and other postretirement benefit credits	(11)	—	(47)
Other expense, net	70	4	22
Adjusted EBITDA	$(54)	$(44)	$(33)

2021 vs. 2020
Cost of sales, excluding depreciation, amortization and distribution costs
COS was $35 million in 2021, mainly reflecting:
•write-downs of inventory ($29 million), principally related to mill stores and other supplies, due to the announcement on December 16, 2021, of the indefinite idling of pulp and paper operations at the Calhoun mill.
In 2020, we incurred COS of $34 million, which included:
•write-downs of mill stores and other supplies inventory ($25 million) related to the temporary idling of our Amos and Baie-Comeau paper mills; and
•start-up costs ($3 million) for the El Dorado sawmill.
Selling, general and administrative expenses
SG&A expenses increased by $10 million in 2021, mainly due to higher stock-based compensation expense, which includes a mark-to-market adjustment based on the stock price appreciation, and higher incentive plan expense, which is based on company performance.
Closure costs, impairment and other related charges
In 2021, we recorded closure costs, impairment and other related charges of $142 million, related to the announcement on December 16, 2021, of the indefinite idling of pulp and paper operations at our Calhoun mill, which included: a fixed asset impairment charge of $124 million, additional provisions for severance and other costs of $13 million, as well as write-off of other assets of $5 million.
This compares to closure costs, impairment and other related charges of $55 million in 2020, related to the temporary idling of our Amos and Baie-Comeau paper mills, including: accelerated depreciation charges of $38 million, and severance and other costs of $17 million.
Net gain on disposition of assets
We recorded a net gain of $9 million on the disposition of the Augusta mill in the year-ago period.
2020 vs. 2019
For a variance analysis of our 2020 vs. 2019 results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Corporate and Other – 2020 vs. 2019,” of our 2020 Annual Report.

LIQUIDITY AND CAPITAL RESOURCES
We rely on cash and cash equivalents, cash flows provided by operations, and our credit facilities to: fund our operations; make pension contributions; and to finance our working capital, capital expenditures, duty cash deposits and opportunities for our growth and transformation strategy. In addition, from time to time we may use available cash to reduce debt and to return capital to shareholders, including through share repurchases or special dividends. As of December 31, 2021, we had cash and cash equivalents of $112 million and availability of $841 million under our credit facilities.

(In millions)	Availability	Amount Drawn
ABL Credit Facility (1)	$307	$73
Senior Secured Credit Facility (2)	360	—
Loan Facility (C$220 million)	174	—
Total	$841	$73
(1)The amount drawn includes $73 million of ordinary course letters of credit outstanding, of which $53 million are to guarantee surety bonds of $83 million related to the U.S. softwood lumber cash deposits.
(2)Includes $180 million of availability under the term loan facility and $180 million of availability under the revolving credit facility.
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
2021 Overview
Credit Facilities and Notes
ABL Credit Facility
On January 21, 2021, we reduced the commitment under the Canadian tranche of our senior secured asset-based revolving credit facility by $50 million, to $250 million, resulting in an aggregate commitment of $450 million, subject to borrowing base limitations.
On December 15, 2021, we entered into a fourth amendment to the credit agreement dated May 22, 2015, which provides for an extension of the maturity date from May 14, 2024 to December 15, 2026, of the senior secured asset-based revolving credit facility with an aggregate lender commitment of up to $450 million at any time outstanding subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves. The $450 million facility continues to include a $60 million swingline sub-facility and a $200 million letter of credit sub-facility. The agreement also contains hardwired benchmark replacement provisions for future transition of LIBOR and may be amended based on agreed upon ESG key performance indicators as described in the credit agreement.
Amendment to Senior Secured Credit Facility
On April 19, 2021, we amended the Senior Secured Credit Facility agreement in order to repay the $180 million of pre-amended term loans, extend the maturity date of the revolving credit facility from 2025 to 2027, reduce the spread on the term loan facility by up to 10 basis points, and reinstate in full the $180 million term loan facility.
Senior Unsecured Notes
On February 2, 2021, we issued $300 million aggregate principal amount of our 4.875% senior notes due 2026 (or, the “2026 Notes”) at an issue price of 100% pursuant to an indenture as of that date. We used the net proceeds of the 2026 Notes, together with cash on hand, to redeem all of the outstanding $375 million aggregate principal amount of our 5.875% senior notes due 2023, at a price of 100% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. The redemption occurred on February 18, 2021.
For more information, see Note 15, “Long-Term Debt” to our Consolidated Financial Statements.

Share Repurchase Program
On December 7, 2021, we announced a new share repurchase program, authorized by our board of directors, of up to ten million shares of our common stock or $100 million, whichever occurs first. No shares were repurchased under this plan in 2021.
With our repurchase of 4.6 million shares at an average price of $10.64 for a total of $48 million during the year ended December 31, 2021, we completed our $100 million share repurchase program, which was launched in March 2020 and authorized the repurchase of shares of up to 15% of our common stock, for an aggregate consideration of up to $100 million. Under this program, we also repurchased 6.9 million shares at an average price of $4.28 for a total of $30 million in 2020.
Dividends
We declared and paid a special dividend on our common stock of $1.00 per share ($79 million) in 2021.
Flow of Funds
Summary of cash flows
A summary of cash flows for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Years Ended December 31,
(In millions)	2021	2020	2019
Net cash provided by operating activities	$648	$334	$85
Net cash used in investing activities	(262)	(297)	(162)
Net cash (used in) provided by financing activities	(392)	78	(228)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(1)	2	2
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(7)	$117	$(303)
2021 vs. 2020
Net cash provided by operating activities
We generated $648 million of cash from operating activities in 2021, compared to $334 million in 2020. The increase is attributable to higher profitability, partly offset by an unfavorable working capital variance and higher major maintenance payments in the current period.
Net cash used in investing activities
We used $262 million of cash in investing activities in 2021, compared to $297 million in the prior year. The difference mostly reflects the acquisition of the three sawmills and related assets in Cross City (Florida) and in Glenwood and El Dorado (Arkansas) (or, the “U.S. Sawmill Business”), net of cash acquired, in the year-ago period ($172 million); partly offset by higher countervailing and antidumping duty cash deposits ($73 million), and higher cash invested in fixed assets ($34 million) in the current period, as well as proceeds from an insurance recovery related to our acquisition of Atlas in 2015 ($15 million) in the prior period.
Net cash (used in) provided by financing activities
Net cash used in financing activities was $392 million in 2021, compared to cash provided by financing activities of $78 million in 2020. The difference mostly reflects the repayment of the 2023 Notes of $375 million partly offset by the issuance of the 2026 Notes of $300 million, as well as the repayment of $180 million in term loans in the current period; compared to drawing of $180 million in term loans used to finance the acquisition of the U.S. Sawmill Business, partly offset by the repayment of $71 million in revolving credit facilities in the year-ago period. In the current period, we also paid a special dividend of $1 per share, or $79 million, and repurchased $48 million of shares compared to $30 million in the year-ago period.
2020 vs. 2019
For a variance analysis of our 2020 vs. 2019 cash flows, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Flow of Funds – 2020 vs. 2019,” of our 2020 Annual Report.

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

December 31,
	2021	2020	2019
Standard & Poor’s
Senior unsecured debt	B	B	B+
Long-term corporate credit rating	B+	B+	BB-
Outlook	Stable	Negative	Stable
Moody’s Investors Service
Senior unsecured debt	B2	B2	B1
Corporate family rating	B1	B1	Ba3
Outlook	Stable	Negative	Stable
Liquidity rating	SGL-1	SGL-2	SGL-1
Countervailing duty and anti-dumping investigations of softwood lumber
We have been required to pay cash deposits for estimated countervailing duties and anti-dumping duties on the vast majority of our U.S. imports of softwood lumber products produced at our Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. As of December 31, 2021, the rates for these estimated countervailing duties and anti-dumping duties were 18.07% and 11.59%, respectively. Based on our current operating parameters, we estimate that the cash deposits could be approximately $166 million per year.
Commerce is expected to issue its final determination in the third administrative review of the countervailing and antidumping investigations in the third or fourth quarters of 2022, following which new rates will take effect for Resolute; these new rates were estimated at 15.48% and 4.76%, respectively, in a non-binding, preliminary determination released on January 31, 2022, but is subject to modification in the upcoming final determination.
For additional information, see Part I, Item 1A, “Risk Factors – Legal and Compliance Risks – We are subject to countervailing and anti-dumping duty orders on the vast majority of our U.S. imports of softwood lumber products produced at our Canadian sawmills, which could materially affect our results of operations and cash flows,” of this Form 10‑K, and Note 18, “Commitments and Contingencies – Legal matters – Countervailing duty and anti-dumping investigations of softwood lumber,” to our Consolidated Financial Statements.
Employee Benefit Plans
Pension and OPEB plans
In 2021, we contributed $86 million to our defined benefit pension plans and $18 million to our defined contribution pension plans, while recognizing a $31 million cost in aggregate, before special events. We also made payments of $11 million to OPEB plans, while recognizing a $6 million credit to the net periodic benefit cost, before special events.
For 2022, we expect to make approximately $77 million of contributions to our defined benefit pension plans, $18 million to our defined contribution pension plans, and $11 million to OPEB plans. The expected $9 million decrease in defined benefit pension plan contributions is mainly the result of a decrease in U.S. pension plan due to changes enacted under the American Rescue Plan Act. The Act also resulted in a prefunding balance of $33 million for the U.S. pension plan, to be used at the Company’s discretion to offset future contribution requirements.
For 2022, we expect to expense approximately $18 million of defined contribution pension plan costs, with a defined benefit pension cost of $28 million and a $3 million credit for our defined benefit OPEB plans. The expected $15 million increase in pension plan expenses from 2021 is mainly explained by a decrease in expected returns on assets for two Canadian plans following a de-risking strategy.

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
The funding of our U.S. pension plan is governed by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code, and is also subject to the Moving Ahead for Progress in the 21st Century Act, the American Rescue Plan Act of 2021, and the Infrastructure Investment and Jobs Act of 2021. Under these regulations, the liabilities are discounted using 25-year average corporate bond rates within a specified corridor. During 2021, regulations were modified to implement a minimum 5% floor on the 25-year average corporate bond rates and to maintain the corridor at 5% through 2030 and then to gradually increase the corridor by 5% each year until it reaches 30% for 2035 and beyond. Under current regulations, funding shortfall is amortized over 15 years for purposes of determining minimum contribution requirements.
By contrast, for purposes of our Consolidated Financial Statements, the discount rate is determined with a model that develops a hypothetical high-quality bond portfolio, where the bonds are theoretically purchased to settle the expected benefit payments of the plans.
The weighted-average discount rate, funded ratio, and deficit of the pension plans for both accounting and funding purposes for the years ended December 31, 2021 and 2020, were as follows:

	Accounting		Funding (1)
	December 31,		December 31,
(In millions, except percentages)	2021	2020	2021	2020
Discount rate	2.8%	2.5%	5.1%	5.1%
Funded ratio	79%	73%	87%	81%
Deficit	$(1,041)	$(1,440)	$(464)	$(657)
(1)Excludes surpluses from fully funded plans (changed from previously reported amounts, which were presented net of surpluses, $629 million deficit and 86% funded ratio for 2020). Determined on a going concern basis for Canadian plans, and on a 25-year average interest rate basis for U.S. plans, and assuming actuarial valuations performed for all plans on December 31, 2021 and December 31, 2020, respectively.

Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or, the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to C$150 million ($119 million), would have to be funded if we do not obtain the relief sought. The hearing in this matter could occur in the next twelve months.
Contractual Obligations
As of December 31, 2021, the Company’s contractual obligations, including payments due by period, were as follows:

(In millions)	Total	2022	2023-2024	2025-2026	2027 and thereafter
Long-term debt (1)	$373	$17	$31	$324	$1
Non-cancelable operating lease obligations (2)	74	10	15	13	36
Purchase obligations (2)	105	31	30	23	21
	$552	$58	$76	$360	$58
(1)Long-term debt obligations primarily represent interest payments and the payment of the remaining principal balance at maturity of our 2026 Notes, assuming no prior redemptions. Interest on our credit facility borrowings is assumed to remain unchanged from the rates in effect as of December 31, 2021, assuming no additional borrowings or repayments until maturity. Information on our long-term debt can be found in “Note 15, “Long-Term Debt,” to our Consolidated Financial Statements.
(2)Information on our operating leases and purchase obligations can be found in Note 12, “Operating Leases” and Note 18, “Commitments and Contingencies – Commitments,” to our Consolidated Financial Statements.
The above table excludes the following:
•Future obligations under our pension and OPEB plans due to the uncertainty in the timing and amount of future payments. Information on our pension and OPEB plans can be found in “Note 16, “Pension and Other Postretirement Benefit Plans,” to our Consolidated Financial Statements; and
•$36 million of asset retirement obligations due to the uncertain timing related to these potential liabilities. See Note 18, “Commitments and Contingencies – Environmental matters,” to our Consolidated Financial Statements.
For 2022 and the foreseeable future, based on our current projections, we expect cash flows from operations and from our various sources of financing to be sufficient to meet our contractual obligations and commercial commitments.
OUTLOOK
We anticipate that the inflationary pressures, the labor shortage, global supply chain challenges and logistics constraints experienced at the end of 2021 will continue to impact our business in 2022.
For 2022, we expect to invest $130 million in capital expenditures, net of funding under existing business development programs, including the additional investments related to the wood products capital projects announced in 2021. We also anticipate disbursements of approximately $95 million for pension contributions and up to $45 million in cash closure costs, of which $13 million was recorded in 2021, following the indefinite idling of our pulp and paper operations at Calhoun mill.
On January 31, 2022, Commerce announced preliminary results of its third administrative review related to softwood lumber products. Resolute’s preliminary countervailing and antidumping duty rates total 20.24%, compared to an effective rate of 29.66% as of December 31, 2021. We expect that Commerce will issue the final rates in the second half of 2022, following which the new rates will take effect for the Company.

RECENT ACCOUNTING GUIDANCE
See Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements for more information.
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
Pension and OPEB obligations
Description of accounts impacted by the accounting estimates
We record pension and OPEB obligations, net of pension plan assets that may be considered material to our financial position. We also record net periodic benefit cost (credit) associated with these net obligations as our employees render service. As of December 31, 2021, we had pension and OPEB obligations aggregating $5,019 million and accumulated pension plan assets at fair value of $3,856 million. In 2021, we recorded a net periodic benefit cost of $6 million.
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

Effect if actual results differ from assumptions
Variations in assumptions could have a significant effect on the net periodic benefit cost and pension and OPEB obligations reported in our Consolidated Financial Statements. For example, a 25 basis point change in any one of these assumptions would have increased (decreased) our net periodic benefit cost for our pension and OPEB plans and our pension and OPEB obligations as follows:

	2021 Net Periodic Benefit Costs		Pension and OPEB Obligations as of December 31, 2021
(In millions)	25 Basis Point Increase	25 Basis Point Decrease	25 Basis Point Increase	25 Basis Point Decrease
Assumption:
Discount rate	$—	$1	$(112)	$123
Return on assets	$(8)	$8	$—	$—
Rate of compensation increase	$—	$—	$2	$(2)
Health care cost trend rate	$—	$—	$—	$—
As of December 31, 2021, the most significant change in our assumptions affecting our pension and OPEB obligations was an increase in the discount rate to 2.8% from 2.5% as of December 31, 2020, resulting in an actuarial gain of $194 million and a corresponding decrease in our pension and OPEB obligations.
The net periodic benefit cost of our pension plans incorporates an expected return on plan assets and not the actual return on plan assets. The difference between the expected and actual return on plan assets resulted in an actuarial gain of $80 million in 2021.
The net actuarial gain of $264 million in 2021, before tax, was recorded in “accumulated other comprehensive loss” and will be amortized into our Consolidated Statements of Operations in future years, including approximately $64 million in 2022.
Deferred income tax assets
Description of accounts impacted by the accounting estimates
We have net deferred income tax assets of $653 million recorded in our Consolidated Balance Sheet as of December 31, 2021, all of which is related to our Canadian operations; and a full valuation allowance is recorded against our U.S. net deferred income tax assets. Our net deferred income tax assets are primarily comprised of:
U.S.:
•deferred income tax assets of $715 million, of which $447 million is for federal and state net operating loss carryforwards expiring between 2022 and 2041; $114 million for federal and state net operating loss and deduction limitation carryforwards with no expiry; and $154 million for other deductible temporary differences, mostly related to pension and OPEB plans;
•deferred income tax liabilities of $42 million, mostly related to tax accelerated depreciation on fixed assets; and
•a valuation allowance of $673 million against the net deferred income tax assets, which are not more likely than not to be realized in the future;
Canada:
•deferred income tax assets of $729 million, comprised of $145 million related to undeducted research and development expenditures with no expiry; $80 million for tax credit carryforwards expiring between 2022 and 2041; $10 million for federal and provincial net operating loss carryforwards expiring between 2028 and 2039; as well as $494 million for other deductible temporary differences, mostly related to fixed asset undepreciated capital costs with no expiry, as well as pension and OPEB plans;
•deferred income tax liabilities of $39 million, mostly related to an investment in a partnership; and
•a valuation allowance of $37 million, virtually all of which is related to net capital loss carryforwards with no expiry.

Judgments and uncertainties involved in the accounting estimates
At each reporting period, we assess whether it is more likely than not that the deferred income tax assets will be realized, based on the review of all available positive and negative evidence, including future reversals of existing taxable temporary differences, estimates of future taxable income, past operating results, and prudent and feasible tax planning strategies. In our evaluation process, we give the most weight to historical income or losses. The carrying value of our deferred income tax assets reflects our expected ability to generate sufficient future taxable income in certain tax jurisdictions to utilize these deferred income tax assets.
In assessing our ability to realize the deferred income tax assets of our U.S. operations, we reviewed all available evidence, including historical U.S. operating losses, the GILTI inclusion and estimates of future taxable income. Following our assessment, we concluded that the existing negative evidence outweighed the positive evidence. As a result, we recognized a full valuation allowance against our net U.S. deferred income tax assets. A valuation allowance does not reduce our underlying tax attributes, nor hinders our ability to use them in the future.
The rapidly changing dynamics in the wood products segment resulted in a significant GILTI inclusion for the year, creating U.S. taxable income. This taxable income is entirely offset by existing U.S. tax attributes included in deferred income tax assets that have been fully reserved. If current market dynamics are sustained, we could release our valuation allowance in future periods, in full or in part. This may affect our consolidated financial position and results of operations.
For Canadian operations, the positive evidence, which included a review of historical and forecasted earnings, resulted in the conclusion that no significant valuation allowances were required for our deferred income tax assets, as they were determined to be more likely than not to be realized. We continue to maintain a valuation allowance on net capital loss carryforwards of $37 million.
The Company calculates its income tax provision for the period based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on actual filed income tax returns are recorded when identified.
Tax benefits related to uncertain tax positions are recorded when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the relevant tax authority. The amount of tax benefit recognized may differ from the amount taken or expected to be taken on a tax return. These differences represent unrecognized tax benefits and are reviewed at each reporting period based on facts, circumstances and other available evidence. We have unrecognized tax benefits of $26 million as of December 31, 2021. As income tax legislation and regulations are complex and subject to interpretation, our tax positions could be challenged by tax authorities.
Effect if actual results differ from assumptions
Our forecasted future earnings represent positive evidence in determining the recoverability of our deferred income tax assets. If actual future financial results are not consistent with the assumptions and judgments used, or if additional significant closure-related costs are recorded in future years, we may be required to reduce the carrying value of our net deferred income tax assets by recording additional valuation allowances, resulting in an income tax provision that could be material.
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
Long-lived assets
Description of accounts impacted by the accounting estimates
We have long-lived assets recorded in our Consolidated Balance Sheet of $1,381 million as of December 31, 2021. These long-lived assets include fixed assets, net, amortizable intangible assets, net, and operating lease right-of-use assets. In 2021, we recorded depreciation and amortization of $164 million and, as a result of the indefinite idling of the pulp and paper operations at our Calhoun mill, impairment charges of $124 million on our fixed assets. Depreciation and amortization and impairment charges are based on accounting estimates.
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
On December 16, 2021, we announced the indefinite idling of pulp and paper operations at the Calhoun mill given the continuing accumulation of significant financial losses, even with strong market conditions for both the pulp and uncoated freesheet paper it manufactured. Tissue manufacturing and converting continue at the site, and the adjacent distribution center remains in full operation.
Following the announcement, new asset groups were identified at that site, which were tested for impairment as the indefinite idling of the pulp and paper operations was considered an impairment indicator for these assets. An impairment charge was recorded in relation with the pulp and paper group of assets at Calhoun as these assets will not generate future cash flows. The impairment charge was calculated as being the difference between the net carrying value of the assets and their fair value.
An impairment test was also performed for the other asset groups at Calhoun. As the undiscounted cash flows exceeded the carrying value of the respective asset groups by a substantial margin, no impairment was recognized.
The remaining useful life of the assets were reassessed and remained unchanged as the indefinite idling of the pulp and paper operations has no impact on the economic life of our other assets.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to risks associated with fluctuations in foreign currency exchange rates, prices for the products we manufacture, commodity prices, interest rate and credit risk on accounts receivable from our customers.
Prices, sales volume and margins for our products have historically been cyclical and subject to changes as a result of economic and market shifts, fluctuations in capacity, and movements in foreign currency exchange rates. In order to mitigate these risks and to protect the Company’s earnings and cash flows from adverse fluctuations of market risks, we enter, from time to time, into derivative financial transactions, in compliance with our financial risk management policy, which forbids speculative purposes.
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
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The actual impact of these changes depends primarily on the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues, but we cannot predict the magnitude or direction of this effect for any period, and there can be no assurance of any future effects. In 2020 and 2021, the Canadian dollar fluctuated between a low of US$0.69 in March of 2020 and a high of US$0.83 in June of 2021. Based on operating projections for 2022, if the Canadian dollar strengthens by one cent against the U.S. dollar, we expect that it will decrease our annual operating income by approximately $21 million, and vice versa.
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
Product Price Risk
Historically, economic and market shifts, fluctuations in capacity, and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for our products. In general, our products, other than tissue, are commodities that are widely available from other producers; because these products have few distinguishing qualities from producer to producer, competition is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture, and consequently our sales and profitability, reflect fluctuations in end user demand. The demand for some of our products has weakened significantly over the past decade. For example, over the 10 years ended December 31, 2021, according to industry statistics, North American newsprint demand fell by 68%. This trend, which similarly affects our specialty paper, is expected to continue as a result of developments in non-print media, lower North American newspaper circulation, weaker paper-based advertising, grade substitution and conservation measures taken by publishers and retailers. Without change in capacity, the lower demand in relation to supply can cause downward pressure on price.

In the table below, we show the impact of a $25 change to the average transaction price per unit of our products based on our operating configuration as of December 31, 2021. This presentation measures only the impact of pricing and items directly related to price, and assumes that every other factor is held constant.

PRODUCT		Projected change in annualized operating income ($ millions) based on $25 change in price per unit
Market pulp	$ / metric ton	26
Tissue	$ / short ton	3
Wood products	$ / thousand board feet	52
Paper	$ / metric ton	35
We may also, from time to time, enter into contracts aimed at securing stable pricing for our products that are also commodities. For more information on the loss related to lumber futures contracts recorded during the years ended December 31, 2021, 2020 and 2019, see Note 4, “Other Expense, Net,” to our Consolidated Financial Statements.
Commodity Price Risk
We purchase significant amounts of chemicals, energy as well as wood fiber in the United States market to supply our manufacturing facilities. These raw materials are market-priced commodities and as such, are subject to fluctuations in prices. Increases in the prices of these commodities will tend to reduce our reported earnings and decreases will tend to increase our reported earnings. From time to time, we may enter into contracts aimed at securing stable pricing for these commodities.
Interest Rate Risk
We are exposed to the impact of interest rate changes through our variable rate debt. As of December 31, 2021, we had $841 million of availability under various variable rate facilities, which were undrawn except for letters of credit. The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. For more information, see Note 15, “Long-Term Debt” to our Consolidated Financial Statements.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions of U.S. dollars, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Sales	$3,664	$2,800	$2,923
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	2,258	2,010	2,198
Depreciation and amortization	164	169	167
Distribution costs	356	344	389
Selling, general and administrative expenses	158	136	136
Closure costs, impairment and other related charges	144	53	18
Net gain on disposition of assets	—	(11)	(2)
Operating income	584	99	17
Interest expense	(21)	(34)	(31)
Non-operating pension and other postretirement benefit credits	11	—	47
Other expense, net	(70)	(4)	(22)
Income before income taxes	504	61	11
Income tax provision	(195)	(51)	(58)
Net income (loss) including noncontrolling interest	309	10	(47)
Net income attributable to noncontrolling interest	(2)	—	—
Net income (loss) attributable to Resolute Forest Products Inc.	$307	$10	$(47)
Net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$3.87	$0.12	$(0.51)
Diluted	$3.83	$0.12	$(0.51)
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	79.5	86.1	91.4
Diluted	80.3	86.4	91.4
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions of U.S. dollars)

	Years Ended December 31,
	2021	2020	2019
Net income (loss) including noncontrolling interest	$309	$10	$(47)
Other comprehensive income (loss):
Unamortized prior service costs or credits
Change in unamortized prior service costs or credits	(4)	(17)	(12)
Income tax benefit	—	—	—
Change in unamortized prior service costs or credits, net of tax	(4)	(17)	(12)
Unamortized actuarial losses
Change in unamortized actuarial losses	336	(156)	(273)
Income tax (provision) benefit	(80)	38	55
Change in unamortized actuarial losses, net of tax	256	(118)	(218)
Foreign currency translation	—	—	1
Other comprehensive income (loss), net of tax	252	(135)	(229)
Comprehensive income (loss) including noncontrolling interest	561	(125)	(276)
Comprehensive income attributable to noncontrolling interest	(2)	—	—
Comprehensive income (loss) attributable to Resolute Forest Products Inc.	$559	$(125)	$(276)
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(In millions of U.S. dollars, except per share amount)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$112	$113
Accounts receivable, net:
Trade	257	230
Other	56	48
Inventories, net	510	462
Other current assets	54	47
Total current assets	989	900
Fixed assets, net	1,270	1,441
Amortizable intangible assets, net	57	63
Goodwill	31	31
Deferred income tax assets	653	915
Operating lease right-of-use assets	54	60
Other assets	484	320
Total assets	$3,538	$3,730
Liabilities and equity
Current liabilities:
Accounts payable and other	$421	$369
Current portion of long-term debt	2	2
Current portion of operating lease liabilities	8	9
Total current liabilities	431	380
Long-term debt, net of current portion	300	559
Pension and other postretirement benefit obligations	1,151	1,562
Operating lease liabilities, net of current portion	51	55
Other liabilities	88	92
Total liabilities	2,021	2,648
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 121.2 million shares issued and 76.8 million shares outstanding as of December 31, 2021; 120.6 million shares issued and 80.8 million shares outstanding as of December 31, 2020	—	—
Additional paid-in capital	3,807	3,804
Deficit	(1,009)	(1,235)
Accumulated other comprehensive loss	(1,062)	(1,314)
Treasury stock at cost, 44.4 million shares and 39.8 million shares as of December 31, 2021 and 2020, respectively	(222)	(174)
Total Resolute Forest Products Inc. shareholders’ equity	1,514	1,081
Noncontrolling interest	3	1
Total equity	1,517	1,082
Total liabilities and equity	$3,538	$3,730
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions of U.S. dollars)

	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2018	$—	$3,802	$(1,198)	$(950)	$(120)	$1	$1,535
Net loss	—	—	(47)	—	—	—	(47)
Purchase of treasury stock (4.8 million shares) (Note 19)	—	—	—	—	(24)	—	(24)
Stock unit awards vested (0.7 million shares), net of shares forfeited for employee withholding taxes (Note 20)	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(229)	—	—	(229)
Balance as of December 31, 2019	—	3,802	(1,245)	(1,179)	(144)	1	1,235
Share-based compensation, net of withholding taxes	—	2	—	—	—	—	2
Net income	—	—	10	—	—	—	10
Purchase of treasury stock (6.9 million shares) (Note 19)	—	—	—	—	(30)	—	(30)
Stock unit awards vested (1.0 million shares), net of shares forfeited for employee withholding taxes (Note 20)	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(135)	—	—	(135)
Balance as of December 31, 2020	—	3,804	(1,235)	(1,314)	(174)	1	1,082
Share-based compensation, net of withholding taxes	—	1	—	—	—	—	1
Net income	—	—	307	—	—	2	309
Purchases of treasury stock (4.6 million shares) (Note 19)	—	—	—	—	(48)	—	(48)
Special dividend (Note 19)	—	2	(81)	—	—	—	(79)
Stock unit awards vested and stock options exercised (0.6 million shares), net of shares forfeited for employee withholding taxes (Note 20)	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	252	—	—	252
Balance as of December 31, 2021	$—	$3,807	$(1,009)	$(1,062)	$(222)	$3	$1,517
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of U.S. dollars)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$309	$10	$(47)
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by operating activities:
Share-based compensation	8	5	4
Depreciation and amortization	164	169	167
Closure costs, impairment and other related charges	144	53	18
Inventory write-downs related to closures	29	25	13
Deferred income taxes	192	51	58
Net pension contributions and other postretirement benefit payments	(91)	(87)	(125)
Net gain on disposition of assets	—	(11)	(2)
Gain on translation of foreign currency denominated deferred income taxes	(9)	(15)	(42)
Loss on translation of foreign currency denominated pension and other postretirement benefit obligations	10	17	43
Net planned major maintenance (payments) amortization	(17)	6	13
Changes in working capital:
Accounts receivable	(31)	80	88
Inventories	(77)	44	(27)
Other current assets	—	(12)	—
Accounts payable and other	1	2	(92)
Other, net	16	(3)	16
Net cash provided by operating activities	648	334	85
Cash flows from investing activities:
Cash invested in fixed assets	(112)	(78)	(113)
Acquisition of business, net of cash acquired	—	(172)	—
Disposition of assets	1	14	3
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	(154)	(81)	(59)
Decrease in countervailing duty cash deposits on uncoated groundwood and supercalendered paper	—	—	7
Proceeds from insurance settlement	—	15	—
Other investing activities, net	3	5	—
Net cash used in investing activities	(262)	(297)	(162)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facilities	—	(71)	71
Issuance of long-term debt	300	—	—
Payment of special dividend	(79)	—	—
Proceeds from long-term debt	—	180	—
Repayments of debt	(558)	(1)	(271)
Purchases of treasury stock	(48)	(30)	(24)
Payments of financing fees	(8)	—	(4)
Other financing activities, net	1	—	—
Net cash (used in) provided by financing activities	(392)	78	(228)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(1)	2	2
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(7)	$117	$(303)
Cash and cash equivalents, and restricted cash:
Beginning of year	$159	$42	$345
End of year	$152	$159	$42
Cash and cash equivalents, and restricted cash at year end:
Cash and cash equivalents	$112	$113	$3
Restricted cash (included in “Other current assets”)	$—	$4	$—
Restricted cash (included in “Other assets”)	$40	$42	$39
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest, including capitalized interest	$20	$32	$26
Income taxes	$3	$(1)	$(11)
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation
Nature of operations
Resolute Forest Products Inc. (with its subsidiaries, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “we,” “our,” “us,” “Parent,” or the “Company”) is incorporated in Delaware. We are a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products and paper, which are marketed in over 60 countries. We own or operate some 40 facilities, as well as power generation assets, in the U.S. and Canada.
Financial statements
We have prepared our consolidated financial statements and the accompanying notes (or, the “Consolidated Financial Statements”) in accordance with U.S. generally accepted accounting principles (or, “GAAP”). All amounts are expressed in U.S. dollars, unless otherwise indicated. Certain prior period amounts to our Consolidated Financial Statements and the accompanying notes have been reclassified to conform to the 2021 presentation.
Consolidation
Our Consolidated Financial Statements include the accounts of Resolute Forest Products Inc. and its subsidiaries. All transactions and balances between these companies have been eliminated. All consolidated subsidiaries are wholly-owned as of December 31, 2021, with the exception of the following:

Consolidated Subsidiary	Resolute Forest Products Ownership	Partner	Partner Ownership
Forest Products Mauricie L.P.	93.2%	Coopérative Forestière du Haut Saint-Maurice	6.8%
Equity method investments
We account for our investments in companies where we have significant influence or joint control, using the equity method of accounting.
Note 2. Summary of Significant Accounting Policies
Use of estimates
In preparing our Consolidated Financial Statements in accordance with GAAP, management is required to make accounting estimates based on assumptions, judgments, and projections of future results of operations and cash flows. These estimates and assumptions affect the reported amounts of revenues and expenses during the periods presented, the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements. The most critical estimates relate to the assumptions underlying the benefit obligations of our pension and other postretirement benefit (or, “OPEB”) plans, the recoverability of deferred income tax assets, the recoverability of our long-lived assets and the fair value estimates of the assets acquired and liabilities assumed in a business combination, including goodwill. Estimates, assumptions, and judgments are based on a number of factors, including historical experience, recent events, existing conditions, internal budgets and forecasts, projections obtained from industry research firms, and other data that management believes are reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions.
Business combination
We account for business combinations using the acquisition method as of the date control is transferred to us. Under this approach, identifiable assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. Any amount of the purchase price paid that is in excess of the estimated fair values of net identifiable assets acquired is recorded in “Goodwill” in our Consolidated Balance Sheets. In determining the estimated fair values of identifiable assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods such as present value modeling and referenced market values (where available). Valuations are performed by management or independent

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
valuation specialists under management’s supervision, where appropriate. Transaction costs are recognized in “Other expense, net” in our Consolidated Statements of Operations when incurred.
Cash and cash equivalents, and restricted cash
Cash and cash equivalents generally consist of direct obligations of the U.S. and Canadian governments and their agencies, demand deposits, money market, and other short-term, highly liquid securities with a maturity of three months or less from the date of purchase. Restricted cash consists primarily of deposits held as collateral for letters of credit.
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
Major maintenance costs
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
Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying value of an asset group may no longer be recoverable. The recoverability of an asset group that is held and used is tested by initially comparing the carrying value of the asset group to the sum of the estimated undiscounted future cash flows expected to be generated by that asset group. In estimating the undiscounted future cash flows, we use projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the asset group. If there are multiple plausible scenarios for the use and eventual disposition of an asset group, we assess the likelihood of each scenario occurring in order to determine a probability-weighted estimate of the undiscounted future cash flows. The principal assumptions include periods of operation, projections of product pricing, production levels and sales volumes, product costs, market supply and demand, foreign exchange rates, inflation, and projected capital spending. Changes in any of these assumptions could have a material effect on the estimated undiscounted future cash flows expected to be generated by the asset group. If it is determined that an asset group is not recoverable, an impairment loss is recognized in the amount that the asset group’s carrying value exceeds its fair value. The fair value of a long-lived asset group is determined in accordance with our accounting policy for fair value measurements, as discussed below. If it is determined that the carrying value of an asset group is recoverable, we review and adjust, as necessary, the estimated useful lives of the assets in the group.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
We elected the optional qualitative assessment for our 2021 annual goodwill impairment test. We concluded that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. As a result, no impairment was recognized.
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
Income taxes
We use the asset and liability approach in accounting for income taxes. Under this approach, deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the carrying amounts in our Consolidated Financial Statements of existing assets and liabilities and their respective tax bases. This approach also requires the recording of deferred income tax assets related to net operating loss, tax credit and other carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates applicable when temporary differences and carryforwards are expected to be recovered or settled.
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
Valuation allowances are recognized to reduce deferred income tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, estimates of future taxable income, past operating results, and prudent and feasible tax planning strategies. In our evaluation process, we give the most weight to historical income or losses.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
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
Share-based compensation
We recognize the cost of our share-based compensation over the requisite service period using the straight-line attribution approach. For equity-based awards, the cost is based on the grant date fair value, or when the award has a service inception date preceding the grant date, the cost is based on the fair value at the end of each reporting period until the grant date. For liability-based awards, the cost is based on the fair value at the end of each reporting period. The requisite service period is reduced for those employees who are retirement eligible at the date of the grant or who will become retirement eligible during the vesting period and who will be entitled to continue vesting in their entire award upon retirement.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
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
Currency translation
The functional currency of the majority of our operations is the U.S. dollar. Non-monetary assets and liabilities denominated in foreign currencies of these operations and the related income and expense items such as depreciation and amortization are remeasured into U.S. dollars using historical exchange rates. Remaining assets and liabilities are remeasured into U.S. dollars using the exchange rate as of the balance sheet date. Remaining income and expense items are remeasured into U.S. dollars using a daily or monthly average exchange rate for the period. Gains and losses from foreign currency transactions and from remeasurement of the balance sheet items are reported in “Other expense, net” in our Consolidated Statements of Operations.
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
Derivatives financial instruments
We regularly enter into derivative financial instruments to manage our commodities price risk. These derivative instruments are not designated as hedging instruments and are recorded as either other assets or other liabilities at fair value in our Consolidated Balance Sheets. Changes in fair value are recognized in “Other expense, net” in our Consolidated Statements of Operations.
Net income (loss) per share
We calculate basic net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders by dividing our net income (loss) by the basic weighted-average number of outstanding common shares. We calculate diluted net income per share attributable to Resolute Forest Products Inc. common shareholders by dividing our net income by the basic weighted-average number of outstanding common shares, as adjusted for dilutive potential common shares using the treasury-stock method. To calculate diluted net income per share attributable to Resolute Forest Products Inc. common shareholders, securities that could have potentially dilutive effect on the weighted average number of outstanding common shares include all or a portion of outstanding stock options, RSUs, DSUs and PSUs.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
New accounting pronouncements adopted in 2021
ASU 2019-12 “Simplifying the Accounting for Income Taxes”
Effective January 1, 2021, we adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes,” issued by the Financial Accounting Standards Board (or, “FASB”) in 2019, which removes the specific exceptions to the general principles in ASC 740, “Income Taxes,” and clarifies certain aspects of the existing guidance. The adoption of this accounting guidance did not impact our Consolidated Financial Statements and disclosures.
ASU 2020-04 “Reference Rate Reform”
Effective December 1, 2021, we adopted ASU 2020-04, “Reference Rate Reform,” amended in January 2021 by ASU 2021-01, “Reference Rate Reform - Scope,” issued by the FASB in March 2020, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This update provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (or, the “LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The adoption of this accounting guidance did not impact our Consolidated Financial Statements and disclosures.
Accounting pronouncements not yet adopted as of December 31, 2021
ASU 2021-08 “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”
In October 2021, the FASB issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which improves the accounting for acquired revenue contracts with customers in a business combination. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption being permitted. This accounting guidance will have to be applied to future acquisitions.
ASU 2021-10 “Government Assistance”
In November 2021, the FASB issued ASU 2021-10, “Government Assistance”, which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy. This update is effective for annual periods beginning after December 15, 2021. We are currently evaluating this accounting guidance, which will have disclosure impact only.
Note 3. Business Acquisition
2020 Acquisition
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
The fair value of the consideration, paid in cash, for the U.S. Sawmill Business acquired was $173 million. The acquisition was structured as an asset purchase for tax purposes, but treated as a business combination for accounting purposes.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
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
From the Acquisition Date to the year ended December 31, 2020, our consolidated financial results included sales of $137 million and net income of $43 million attributable to the U.S. Sawmill Business. The U.S. Sawmill Business results of operations are included in the wood products segment, except for the El Dorado sawmill for the period it was idled (from the acquisition date until it was restarted in the fourth quarter of 2020). In connection with the acquisition of the U.S. Sawmill Business, we also recognized transaction costs of $3 million in “Other expense, net” in our Consolidated Statement of Operations for the year ended December 31, 2020.
The following unaudited pro forma information for the years ended December 31, 2020 and 2019, represents our results of operations as if the acquisition of the U.S. Sawmill Business had occurred on January 1, 2019, excluding the results of operations of the El Dorado sawmill that had been idled since October 2019 and restarted in the fourth quarter of 2020. This pro forma information does not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

(Unaudited, in millions)	2020	2019
Sales	$2,808	$3,021
Net income (loss) attributable to Resolute Forest Products Inc.	$13	$(70)

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
Note 4. Other Expense, Net
Other expense, net for the years ended December 31, 2021, 2020 and 2019, was comprised of the following:

(In millions)	2021	2020	2019
Foreign exchange loss	$(2)	$(4)	$(12)
Loss on commodity contracts (1)	(85)	(22)	—
Income from equity method investments	19	8	10
Insurance recovery (2)	—	15	—
Provision related to a litigation (3)	(1)	—	(23)
Miscellaneous (expense) income	(1)	(1)	3
	$(70)	$(4)	$(22)
(1)Principally related to lumber futures contracts; none of these contracts were outstanding as of December 31, 2021.
(2)We recorded $15 million as other income for the year ended December 31, 2020, from the settlement of an insurance claim in connection with our acquisition of Atlas Paper Holdings, Inc. (or, “Atlas”) in 2015.
(3)We accrued C$30 million of legal indemnity and interest costs for the year ended December 31, 2019, in connection with the Quebec Superior Court decision of the fair value of the shares of former dissenting shareholders of Fibrek Inc. (or, “Fibrek”) upon acquisition in 2012. See Note 18, “Commitments and Contingencies - Fibrek acquisition,” for more information.
Note 5. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges for the year ended December 31, 2021, were comprised of the following:

(In millions)	Impairment of Assets	Severance and Other Costs	Total
Pulp and Paper mill at Calhoun (Tennessee)	$124	$18	$142
Other	—	2	2
	$124	$20	$144
On December 16, 2021, the Company announced the indefinite idling of pulp and paper operations at our Calhoun mill given the continuing accumulation of significant financial losses, even with strong market conditions for both the pulp and uncoated freesheet paper it manufactured. Tissue remains in operation. Following the announcement, new long-lived asset groups were identified at that site, which were tested for impairment as the indefinite idling of pulp and paper operations was considered an impairment indicator for these assets.
As a result, we recognized an impairment charge of $124 million in relation to the pulp and paper long-lived asset group as these assets, consisting of fixed assets, will not generate future cash flows. The impairment charge was calculated as being the difference between the net carrying value of the fixed assets and their fair value. The fair value of the fixed assets was estimated using the market approach, by reference to estimated selling prices for similar assets, less costs to sell. This fair value measurement is considered a Level 3 measurement due to the significance of their unobservable inputs. We also recognized additional provisions for severance and other costs of $13 million as well as write-off of other assets of $5 million. In 2022, we expect to incur additional closure costs of approximately $32 million, mainly related to decommissioning. The pulp and paper operations ceased at the beginning of 2022.
An impairment test was also performed for the other asset groups at Calhoun. As the undiscounted cash flows exceeded the carrying value of the respective asset groups by a substantial margin, no impairment was recognized. The remaining useful life of the assets were reassessed and remained unchanged as the indefinite idling of the pulp and paper operations has no impact on the economic life of our other assets.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
Closure costs, impairment and other related charges for the year ended December 31, 2020, were comprised of the following:

(In millions)	Accelerated Depreciation	Severance and Other Costs	Total
Paper mill at Amos (Quebec)	$12	$5	$17
Paper mill at Baie-Comeau (Quebec)	26	12	38
Other	—	(2)	(2)
	$38	$15	$53
Due to the overall decrease in demand for newsprint, accelerated by the economic context surrounding the COVID-19 pandemic, the Amos and Baie-Comeau paper mills had been temporarily idled since April 2020. As a result, we had reassessed the remaining useful lives of the fixed assets and recognized an accelerated depreciation charge of $38 million. We also recognized additional provisions for severance and other costs of $17 million, of which $8 million was paid in 2021. In March 2021, the Company announced their indefinite idling.
Closure costs, impairment and other related charges for the year ended December 31, 2019, were comprised of the following:

(In millions)	Accelerated Depreciation	Severance and Other Costs	Total
Indefinite idling
Paper mill at Augusta (Georgia) (1)	$8	$10	$18
(1)A total amount of $4 million of severance and other costs was paid prior to 2021.
Note 6. Net Gain on Disposition of Assets
During 2020, we recorded a net gain on disposition of assets of $11 million, which included: the sale of the Augusta paper mill for total cash consideration of $10 million, resulting in a net gain of $9 million; and the sale of the Thorold (Ontario) paper mill for total cash consideration of $4 million, resulting in a net gain of $2 million.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
Note 7. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the years ended December 31, 2021, 2020 and 2019, was as follows:

(In millions)	Unamortized Prior Service Credits (Costs)	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2018	$28	$(971)	$(7)	$(950)
Other comprehensive (loss) income before reclassifications	—	(240)	1	(239)
Amounts reclassified from accumulated other comprehensive loss (1)	(12)	22	—	10
Net current period other comprehensive (loss) income	(12)	(218)	1	(229)
Balance as of December 31, 2019	16	(1,189)	(6)	(1,179)
Other comprehensive loss before reclassifications	—	(185)	—	(185)
Amounts reclassified from accumulated other comprehensive loss (1)	(17)	67	—	50
Net current period other comprehensive loss	(17)	(118)	—	(135)
Balance as of December 31, 2020	(1)	(1,307)	(6)	(1,314)
Other comprehensive income before reclassifications	—	201	—	201
Amounts reclassified from accumulated other comprehensive loss (1)	(4)	55	—	51
Net current period other comprehensive (loss) income	(4)	256	—	252
Balance as of December 31, 2021	$(5)	$(1,051)	$(6)	$(1,062)
(1)See the table below for details about these reclassifications.
The reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2021, 2020 and 2019, were comprised of the following:

(In millions)	2021	2020	2019	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Costs or Credits
Amortization of prior service costs or credits	$(3)	$(4)	$(11)	Non-operating pension and other postretirement benefit credits (1)
Curtailment gain	(1)	(13)	(1)	Non-operating pension and other postretirement benefit credits (1)
Income tax effect of the above	—	—	—	Income tax provision
Net of tax	(4)	(17)	(12)
Unamortized Actuarial Losses
Amortization of actuarial losses	72	57	28	Non-operating pension and other postretirement benefit credits (1)
Settlement loss	—	28	1	Non-operating pension and other postretirement benefit credits (1)
Other items	—	3	—	Non-operating pension and other postretirement benefit credits (1)
Income tax effect of the above	(17)	(21)	(7)	Income tax provision
Net of tax	55	67	22
Total Reclassifications	$51	$50	$10
(1)These items are included in the computation of net periodic benefit cost (credit) related to our pension and OPEB plans summarized in Note 16, “Pension and Other Postretirement Benefit Plans.”

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
Note 8. Net Income (Loss) Per Share
The reconciliation of the basic and diluted net income (loss) per share for the years ended December 31, 2021, 2020 and 2019, was as follows:

(In millions, except per share amounts)	2021	2020	2019
Numerator:
Net income (loss) attributable to Resolute Forest Products Inc.	$307	$10	$(47)
Denominator:
Weighted-average number of Resolute Forest Products Inc. common shares outstanding	79.5	86.1	91.4
Dilutive impact of nonvested stock unit awards and stock options	0.8	0.3	—
Diluted weighted-average number of Resolute Forest Products Inc. common shares outstanding	80.3	86.4	91.4
Net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$3.87	$0.12	$(0.51)
Diluted	$3.83	$0.12	$(0.51)
The weighted-average number of outstanding stock options and nonvested equity-classified RSUs, DSUs and PSUs (collectively, “stock unit awards”) that were excluded from the calculation of diluted net income (loss) per share, as their impact would have been antidilutive, for the years ended December 31, 2021, 2020 and 2019, was as follows:

(In millions)	2021	2020	2019
Stock options	0.4	0.9	1.0
Stock unit awards	—	0.6	2.1
Note 9. Inventories, Net
Inventories, net as of December 31, 2021 and 2020, were comprised of the following:

(In millions)	2021	2020
Raw materials	$159	$132
Work in process	57	46
Finished goods	148	120
Mill stores and other supplies	146	164
	$510	$462
In 2021, we recorded charges of $29 million for write-downs of mill stores and other supplies principally, due to the announcement on December 16, 2021, of the indefinite idling of pulp and paper operations at the Calhoun mill.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
Note 10. Fixed Assets, Net
Fixed assets, net as of December 31, 2021 and 2020, were comprised of the following:

(Dollars in millions)	Estimated Useful Lives (Years)			2021	2020
Land and land improvements	5	–	20	$51	$52
Buildings	10	–	40	334	328
Machinery and equipment (1)	2	–	25	2,127	2,128
Hydroelectric power plants	10	–	40	301	301
Timberlands, and timberlands improvements and roads	10	–	20	142	136
Construction in progress				67	100
				3,022	3,045
Less: Accumulated depreciation				(1,752)	(1,604)
				$1,270	$1,441
(1)Internal-use software included in fixed assets, net as of December 31, 2021 and 2020, was as follows:

(In millions)	2021	2020
Machinery and equipment	$128	$124
Less: Accumulated depreciation	(104)	(90)
	$24	$34
Depreciation expense related to internal-use software is estimated to be $11 million in 2022, $6 million in 2023, $3 million in 2024, $2 million in 2025 and $2 million in 2026.
We recorded an impairment charge of $124 million for the year ended December 31, 2021, as a result of the announcement on December 16, 2021, of the indefinite idling of pulp and paper operations at the Calhoun mill. We also recorded accelerated depreciation of $38 million for the Amos and Baie-Comeau paper mills for the year ended December 31, 2020. See Note 5, “Closure Costs, Impairment and Other Related Charges” for more information.
Depreciation expense related to fixed assets was $158 million, $163 million and $164 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Note 11. Amortizable Intangible Assets, Net
Amortizable intangible assets, net as of December 31, 2021 and 2020, were comprised of the following:

				2021			2020
(Dollars in millions)	Estimated Useful Lives (Years)			Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Water rights (1)	10	–	40	$19	$10	$9	$19	$9	$10
Energy contracts	15	–	25	52	23	29	52	21	31
Customer relationships (2)	10			21	4	17	23	3	20
Other				2	—	2	2	—	2
				$94	$37	$57	$96	$33	$63
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
(2)In connection with our acquisition of the U.S. Sawmill Business, we identified amortizable intangible assets primarily related to customer relationships. See Note 3, “Business Acquisition” for additional information.
Amortization expense related to amortizable intangible assets was $6 million, $6 million and $3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense related to amortizable intangible assets is estimated to be $5 million per year for 2022, 2023, 2024 and 2025, and $4 million for 2026.
Note 12. Operating Leases
We have operating leases for buildings, machinery, chemical equipment, rail cars, and office equipment with remaining terms of less than one year to 21 years. These leases may include renewal options for up to 15 years.
The components of lease expense for the years ended December 31, 2021, 2020 and 2019 were as follows:

(In millions)	2021	2020	2019
Operating lease cost	$13	$13	$13
Variable lease cost (1)	$20	$20	$21
(1)Variable lease cost is determined by the consumption of the underlying asset.
Supplemental information related to operating leases was as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining operating lease term (in years)	11.8	10.8
Weighted-average operating lease discount rate	3.8%	4.6%

	Years ended December 31,
(In millions)	2021	2020	2019
Operating cash flow payments for operating lease liabilities	$11	$12	$11
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$3	$8	$4
The maturities of operating lease liabilities as of December 31, 2021, were as follows:

(In millions)	Operating Leases
2022	$10
2023	8
2024	7
2025	7
2026	6
2027 and thereafter	36
Total lease payments	74
Less: imputed interest	15
Total operating lease liabilities	$59

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
Note 13. Other Assets
Other assets as of December 31, 2021 and 2020, were comprised of the following:

(In millions)	2021	2020
Countervailing duty cash deposits on softwood lumber (1)	$339	$194
Anti-dumping duty cash deposits on softwood lumber (1)	58	49
Equity method investments	22	14
Restricted cash	40	42
Other	25	21
	$484	$320
(1)See Note 18, “Commitments and Contingencies” for more information.
Note 14. Accounts Payable and Other
Accounts payable and other as of December 31, 2021 and 2020, were comprised of the following:

(In millions)	2021	2020
Trade accounts payable	$262	$251
Accrued compensation	89	76
Accrued interest	6	4
Pension and other postretirement benefit obligations	14	14
Accrued provision related to Fibrek litigation (Note 18)	21	—
Income and other taxes payable	4	5
Other	25	19
	$421	$369
Note 15. Long-Term Debt
Overview
Long-term debt, including current portion, as of December 31, 2021 and 2020, was comprised of the following:

(In millions)	2021	2020
4.875% senior unsecured notes due 2026:
Principal amount	$300	$—
Deferred financing costs	(5)	—
Total 4.875% senior unsecured notes due 2026	295	—
5.875% senior unsecured notes due 2023:
Principal amount	—	375
Deferred financing costs	—	(2)
Unamortized discount	—	(1)
Total 5.875% senior unsecured notes due 2023	—	372
Senior secured credit facility - Term loans due 2030	—	180
Finance lease obligations	6	9
Other debt	1	—
Total debt	302	561
Less: Current portion of finance lease obligations and other debt	(2)	(2)
Long-term debt, net of current portion	$300	$559

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
Debt instruments
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
The fair value of the 2026 Notes (Level 1) was $306 million as of December 31, 2021.
2023 Notes
We issued $600 million in aggregate principal amount of 5.875% senior unsecured notes due 2023 (or, the “2023 Notes”) on May 8, 2013. Upon their issuance, the notes were recorded at their fair value of $594 million, which reflected a discount of $6 million that was being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes, resulting in an effective interest rate of 6%. Interest on the notes was payable semi-annually beginning November 15, 2013. In connection with the issuance of the notes, we incurred financing costs of $9 million, which were deferred and recorded as a reduction of the 2023 notes. Deferred financing costs were amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the 2023 notes.
On January 3, 2019, we repurchased $225 million in aggregate principal amount of the 2023 Notes, pursuant to a notes purchase agreement entered into on December 21, 2018, with certain noteholders, at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. As a result of the repurchase, we recorded a net loss on extinguishment of debt of $3 million in “Other expense, net” in our Consolidated Statement of Operations for the year ended December 31, 2019.
On February 2, 2021, we placed the net proceeds from the issuance of the 2026 Notes together with additional cash, into trust for the benefit of the holders of the 2023 Notes to redeem all of the outstanding $375 million aggregate principal amount of our

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
2023 Notes (or, the “Redemption”) at a price of 100% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. The Redemption occurred on February 18, 2021. As a result of the repurchase, we recorded a net loss on extinguishment of debt of $3 million in “Other expense, net” in our Consolidated Statement of Operations for the year ended December 31, 2021.
The fair value of the 2023 Notes (Level 1) was $375 million as of December 31, 2020.
Senior Secured Credit Facility
On September 7, 2016, we entered into a senior secured credit facility for up to $185 million. This senior secured credit facility provided a term loan of $46 million with a maturity date of September 7, 2025, and a revolving credit facility of up to $139 million with a maturity date of September 7, 2022. On October 28, 2019, we entered into an amended and restated senior secured credit facility for up to $360 million, replacing our existing $185 million senior secured credit facility. The senior secured credit facility provided a term loan facility of up to $180 million with a delayed draw period of up to three years, and the choice of maturities of six to ten years, and a six-year revolving credit facility of up to $180 million with a maturity date of October 28, 2025. On October 28, 2019, we repaid our $46 million term loan by borrowing under the revolving credit facility. In March 2020, we borrowed $180 million in term loans under the term loan facility for ten years, maturing in March 2030.
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
The obligations under the Senior Secured Credit Facility are guaranteed by certain material U.S. subsidiaries of the Company and are secured by a first priority lien on assets of our Calhoun facility.
Interest rates under the Senior Secured Credit Facility are based, at the Company’s election, on either a floating rate based on the LIBOR, or a base rate, in each case plus a spread over the index. In addition, loans under the Term Loan Facility can, at the Company’s election, bear interest at a fixed rate based on the administrative agent’s cost of funds plus a spread. The Senior Secured Credit Facility also contains hardwired benchmark replacement provisions for future transition of LIBOR. The applicable spread over the index fluctuates quarterly based upon a) the Company’s capitalization ratio and b) in the case of loans under the Term Loan Facility, the maturity date of such loan. For loans under the Term Loan Facility, the applicable spread ranges from 0.5% to 1.4% for base rate loans, from 1.5% to 2.4% for LIBOR loans, and from 1.7% to 2.1% for fixed rate loans. For loans under the Revolving Credit Facility, the applicable spread ranges from 0.5% to 1.0% for base rate loans, and from 1.5% to 2.0% for LIBOR loans. The Senior Secured Credit Facility was issued by a syndicate of lenders within the farm credit system and is eligible for patronage refunds. Patronage refunds are distributions of profits from lenders in the farm credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are made in either cash or stock, are received in the year after they were earned. Future refunds are dependent on future farm credit lender profits, made at the discretion of each farm credit lender.
In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, we are required to pay a fee in respect of unutilized commitments based on the average daily utilization for the prior fiscal quarter ranging from 0.275% to 0.325% per annum under the Revolving Credit Facility and ranging from 0.25% to 0.35% for the Term Loan Facility during the delay draw period.
The outstanding principal balance of each term loan made under the Term Loan Facility will be subject to annual amortization payments of 5% of the initial principal amount of such term loan commencing on the fifth anniversary of each term loan’s draw date with the balance due at maturity. Principal amounts outstanding under the Revolving Credit Facility will be due and payable on April 19, 2027. Loans under the Revolving Credit Facility and the Term Loan Facility may be prepaid from time to time at our discretion without premium or penalty but subject to breakage costs, if any, in the case of LIBOR rate loans and fixed rate loans. Amounts repaid on the Term Loan Facility may not be subsequently re-borrowed. Principal amounts under the Revolving Credit Facility may be drawn, repaid, and redrawn until maturity. The Company is required to make a prepayment of

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
100% of the net cash proceeds in excess of $25 million in aggregate in any fiscal year from the sale or loss of any collateral, subject to certain exceptions and certain reinvestment rights.
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
As of December 31, 2021, we had $180 million of availability under the Term Loan Facility and $180 million of availability under the Revolving Credit Facility, which were undrawn. As of December 31, 2020, we had $180 million of availability under the Revolving Credit Facility, which was undrawn. The fair value of the Term Loan Facility (Level 2) approximated its carrying value as of December 31, 2020, and was bearing interest at LIBOR plus a spread of 2.13%.
ABL Credit Facility
On May 14, 2019, we entered into an amendment to the five-year credit agreement dated May 22, 2015, for a senior secured asset-based revolving credit facility (or, “ABL Credit Facility”). The amended credit agreement provided for an extension of the maturity date to May 14, 2024, with an aggregate lender commitment of up to $500 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves.
Effective January 21, 2021, we reduced the commitment under the Canadian tranche of our senior secured asset-based revolving credit facility by $50 million, to $250 million, resulting in an aggregate commitment of $450 million, subject to borrowing base limitations.
On December 15, 2021, we entered into a fourth amendment to the credit agreement dated May 22, 2015, which reset the facility and extended the maturity date to December 15, 2026. The agreement also contains hardwired benchmark replacement provisions for future transition of LIBOR. After the effective date, the ABL Credit Facility agreement may be amended based on agreed upon Environmental, Social and Governance (or, “ESG”) key performance indicators (or, “KPIs”) as described in the credit agreement. The ESG amendment, which requires the consent of each Lender, may provide for an increase or decrease of up to 0.05% on the applicable margin under the facility, or no adjustment, as well as an increase or decrease of up to 0.01%, or no adjustment, to the applicable unutilized commitment fee, subject to the Company’s performance on such KPIs.
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
Availability under the facility is subject to a borrowing base, which at any time is equal to the sum of (i) 85% of eligible accounts receivable (or 90% with respect to certain insured or letter of credit backed accounts or with accounts owed by investment grade obligors), plus (ii) the lesser of (A) 70% of the lesser of the cost or market value of eligible inventory or (B) 85% of the net orderly liquidation value of eligible inventory, plus (iii) 100% of the value of eligible cash and 95% of the value of permitted investments held in deposit accounts controlled solely by the administrative and collateral agent (or, the “agent”). The credit agreement includes reserves that reduce the borrowing base, including a reserve commencing December 31, 2025, for the outstanding principal amount due under the 2026 Notes. The borrowing base is subject to other customary reserves and eligibility criteria, in the exercise of the agent’s reasonable discretion.
The obligations under the credit agreement are guaranteed by certain material subsidiaries of the Company and are secured by first priority liens on and security interests in accounts receivable, inventory and related assets.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
Loans under the credit agreement bear interest at a rate equal to, at the Borrower’s option, U.S. base rate, Canadian base rate, LIBOR or Canadian Dollar Offered Rate (or, “CDOR”), in each case plus an applicable margin. The applicable margin is between 0.00% and 0.50% with respect to the base rate loans and between 1.00% and 1.50% with respect to LIBOR loans and CDOR loans, in each case, adjusted quarterly based on the average availability under the credit facility and whether the Company is in compliance with a leverage ratio of 1.75:1.00.
In addition to paying interest on outstanding principal under the ABL Credit Facility, we are required to pay a fee in respect of unutilized commitments under the ABL Credit Facility equal to 0.25% per annum, as well as a fee in respect of outstanding letters of credit (equal to the applicable margin in respect of LIBOR and CDOR loans plus a fronting fee of 0.125% and certain administrative fees).
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
The credit agreement contains customary covenants for asset-based credit agreements of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence and repayment of indebtedness by the Company and its subsidiaries; (iii) restrictions on the existence or incurrence of liens by the Company and its subsidiaries; (iv) restrictions on the Company and certain of its subsidiaries making certain restricted payments; (v) restrictions on the Company and certain of its subsidiaries making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on transactions with affiliates; (viii) restrictions on amendments or modifications to the Canadian pension and benefit plans; (ix) restrictions on modifications to material indebtedness; and (x) a springing requirement for the Company to maintain a minimum consolidated fixed charge coverage ratio, as determined under the credit agreement, of 1.0:1.0, anytime adjusted availability under the facility falls below the greater of $40 million or 10% of the maximum available borrowing amount for two consecutive business days. Subject to customary grace periods and notice requirements, the credit agreement also contains certain customary events of default.
As of December 31, 2021, we had $307 million of availability under the ABL Credit Facility, which was undrawn except for $73 million of ordinary course letters of credit outstanding, of which $53 million are to guarantee surety bonds of $83 million related to the U.S. softwood lumber cash deposits. As of December 31, 2020, we had $270 million of availability under the ABL Credit Facility, which was undrawn except for $56 million of ordinary course letters of credit outstanding.
Loan Facility
On November 4, 2020, our Canadian subsidiary, Resolute FP Canada Inc., entered into a secured delayed draw term loan facility (or, the “Loan Facility”) with Investissement Québec as lender for up to C$220 million ($174 million as of December 31, 2021), subject to borrowing base availability based on 75% of the countervailing and anti-dumping duty deposits (or, the “Duties”) imposed by the U.S. Department of Commerce and collected by Customs and Border Protection Agency (or, “U.S. Customs”) on U.S. imports of applicable softwood lumber products produced at sawmills of the Borrower and its affiliates located in the province of Quebec, Canada from April 28, 2017 to December 31, 2022.
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
The obligations under the Loan Facility are secured by a first priority security interest and a control agreement on certain of our bank accounts identified to receive any Quebec Prepayments. In addition, we have agreed to transfer to the designated bank accounts any amounts constituting Quebec Prepayments, and may not grant any other security interest on such bank accounts. The Loan Facility is required to be used exclusively to finance certain of our activities and obligations in the province of Quebec, Canada, and may not be used to pay or reimburse any Duties.
The borrowings under the Loan Facility bear interest at a floating rate equal to 1.45% above the one-month Canadian banker’s acceptance rate. Interest will be payable on a monthly basis.
The Loan Facility provides for a maximum of ten draws and the fulfillment of certain conditions upon each draw. We are required to pay a fee of 0.5% of the amounts drawn at the time of each draw.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
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
As of December 31, 2021, we had C$220 million (approximately $174 million) of availability under the Loan Facility, which was undrawn. As of December 31, 2020, we had C$165 million (approximately $130 million) of availability under the Loan Facility, which was undrawn.
Finance lease obligations
We have finance lease obligations for machinery with maturity dates up to June 2025, and a warehouse with a maturity date of December 1, 2027, which can be renewed for 20 years at our option. Minimum monthly payments are determined by an escalatory price clause.
Debt maturities
The aggregate maturities of long-term debt as of December 31, 2021, were as follows:

(In millions)	Long-term debt
2022	$2
2023	1
2024	1
2025	1
2026	296
2027	1
$302
Assets pledged as collateral
The carrying value of assets pledged as collateral for our total debt obligations was $1,194 million as of December 31, 2021.
Note 16. Pension and Other Postretirement Benefit Plans
We have a number of defined contribution plans covering a portion of our U.S. and Canadian employees. Under the U.S. qualified defined contribution plan, employees are allowed to make contributions that we match, and most employees also receive an automatic company contribution, regardless of the employee’s contribution. The amount of the automatic company contribution, in most instances, is a percentage of the employee’s pay, determined based on age and years of service. The Canadian registered defined contribution plans provide for mandatory contributions by employees and by us, as well as opportunities for employees to make additional optional contributions and receive, in most cases, matching contributions on those optional amounts. Our expense for the defined contribution plans totaled $18 million in 2021, $17 million in 2020 and $18 million in 2019.
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
In December 2020, the pension plan of the Thorold paper mill, which was indefinitely idled in 2017 and sold in 2020, was wound-up following the approval of the pension benefits distribution and assets liquidation. This resulted in the conversion of the buy-in annuity contract to a buy-out contract, and the recognition of a settlement loss of $28 million in “Non-operating pension and other postretirement benefit credits” in our Consolidated Statements of Operations for the year ended

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
December 31, 2020, and the reduction of both pension plan assets and pension benefit obligations by $98 million as of December 31, 2020.
The following tables include both our foreign (Canada) and domestic plans. The assumptions used to measure the obligations of each of our foreign and domestic plans are not significantly different from each other, with the exception of the health care trend rates, which are presented below.
The changes in our pension and OPEB benefit obligations and plan assets for the years ended December 31, 2021 and 2020, and the funded status and reconciliation of amounts recognized in our Consolidated Balance Sheets as of December 31, 2021 and 2020, were as follows:

	Pension Plans		OPEB Plans
(In millions)	2021	2020	2021	2020
Change in benefit obligations:
Benefit obligations as of beginning of year	$5,246	$5,188	$136	$147
Service cost	16	14	1	1
Interest cost	133	151	3	4
Actuarial (gain) loss	(168)	265	(7)	(6)
Participant contributions	6	7	2	2
Special termination benefits	—	3	—	—
Curtailments	(7)	(2)	(1)	(1)
Settlements	(15)	(118)	—	—
Benefits paid	(345)	(341)	(13)	(13)
Effect of foreign currency exchange rate changes	31	79	1	2
Benefit obligations as of end of year	4,897	5,246	122	136
Change in plan assets:
Fair value of plan assets as of beginning of year	3,806	3,862	—	—
Actual return on plan assets	296	241	—	—
Employer contributions	86	91	11	11
Participant contributions	6	7	2	2
Settlements	(15)	(118)	—	—
Benefits paid	(345)	(341)	(13)	(13)
Effect of foreign currency exchange rate changes	22	64	—	—
Fair value of plan assets as of end of year	3,856	3,806	—	—
Funded status as of end of year	$(1,041)	$(1,440)	$(122)	$(136)
Amounts recognized in our Consolidated Balance Sheets consisted of:
Other assets	$2	$—	$—	$—
Accounts payable and other	(3)	(3)	(11)	(11)
Pension and OPEB obligations	(1,040)	(1,437)	(111)	(125)
Net obligations recognized	$(1,041)	$(1,440)	$(122)	$(136)
The total benefit obligations and the total fair value of plan assets for pension plans with benefit obligations in excess of plan assets were $4,612 million and $3,570 million, respectively, as of December 31, 2021, and were $5,067 million and $3,627 million, respectively, as of December 31, 2020. The total accumulated benefit obligations and the total fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $4,588 million and $3,570 million, respectively, as of December 31, 2021, and were $5,034 million and $3,627 million, respectively, as of December 31, 2020. The total accumulated benefit obligations for all pension plans were $4,873 million and $5,212 million as of December 31, 2021 and 2020, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
The actuarial gains and losses impacting the benefit obligations for our pension and OPEB plans in 2021 are primarily due to changes in the economic environment, which resulted in an increase to the discount rates selected for the plans as of December 31, 2021, compared to December 31, 2020. The actuarial gains and losses impacting the benefit obligations for our pension and OPEB plans in 2020 were primarily due to changes in the economic environment, which resulted in a decrease to the discount rates selected for the plans as of December 31, 2020, compared to December 31, 2019.
Components of net periodic benefit cost (credit)
The components of net periodic benefit cost (credit) relating to our pension and OPEB plans for the years ended December 31, 2021, 2020 and 2019, were as follows:

	Pension Plans			OPEB Plans
(In millions)	2021	2020	2019	2021	2020	2019
Interest cost	$133	$151	$181	$3	$4	$6
Expected return on plan assets	(215)	(226)	(251)	—	—	—
Amortization of prior service costs (credits)	1	—	—	(4)	(4)	(11)
Amortization of actuarial losses (gains)	78	63	34	(6)	(6)	(6)
Non-operating credits	(3)	(12)	(36)	(7)	(6)	(11)
Service cost	16	14	15	1	1	—
Net periodic benefit costs (credits) before special events	13	2	(21)	(6)	(5)	(11)
Curtailments, settlements and other (gains) losses (1)	(1)	32	—	—	(14)	—
	$12	$34	$(21)	$(6)	$(19)	$(11)
(1)Includes a settlement loss of $28 million for the year ended December 31, 2020, resulting from the wind-up of the Thorold pension plan.
The prior service costs (credits) and the actuarial gains and losses are amortized to “Non-operating pension and other postretirement benefit credits” in our Consolidated Statements of Operations, over the expected average remaining service lifetime or the average future lifetime, as applicable, of the respective plans.
Assumptions used to determine benefit obligations and net periodic benefit costs (credits)
The weighted-average assumptions used to determine the benefit obligations at the measurement dates (each December 31) and the net periodic benefit costs (credits) for the years ended December 31, 2021, 2020 and 2019, were as follows:

	Pension Plans			OPEB Plans
	2021	2020	2019	2021	2020	2019
Benefit obligations:
Discount rate	2.8%	2.5%	3.0%	2.9%	2.5%	3.1%
Rate of compensation increase	2.1%	2.1%	2.1%
Net periodic benefit cost (credit):
Discount rate	2.5%	3.0%	3.8%	2.5%	3.1%	3.9%
Expected return on assets	5.7%	6.0%	6.5%
Rate of compensation increase	2.1%	2.1%	2.1%
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
domestic and foreign plans, we used the most recent actuarially-determined mortality tables and improvement scales. For the foreign plans, the mortality tables were adjusted with the result of our historical mortality experience study. The rates used are consistent with our future expectations of life expectancy for the employees who participate in our pension and OPEB plans.
The assumed health care cost trend rates used to determine the benefit obligations for our domestic and foreign OPEB plans as of December 31, 2021 and 2020, were as follows:

	2021		2020
	Domestic Plan	Foreign Plans	Domestic Plan	Foreign Plans
Health care cost trend rate assumed for next year	7.0%	4.8%	7.2%	4.8%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2033	2033	2033	2033
For the health care cost trend rates, we considered historical trends for these costs, actual experience of the plans, as well as future expectations.
Fair value of plan assets
The fair value of plan assets held by our pension plans as of December 31, 2021, was as follows:

(In millions)	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. companies	$646	$646	$—	$—
Non-U.S. companies	872	872	—	—
Debt securities:
Corporate and government securities	1,197	29	1,168	—
Asset-backed securities	87	—	87	—
Cash and cash equivalents	117	117	—	—
Certain insurance contracts (1)	314	—	—	314
Other plan assets, net	(4)	—	(4)	—
Total before investments measured at NAV	$3,229	$1,664	$1,251	$314
Investments measured at NAV	627
	$3,856
(1)The Level 3 plan assets were purchased during the year ended December 31, 2021. There were no Level 3 plan asset balances during the year ended December 31, 2020.

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
We have established a target asset allocation policy and ranges for each participating defined benefit pension plan based upon analysis of risk and return tradeoffs and correlations of asset mixes given long-term historical returns, prospective capital market returns, forecasted benefit payments and the forecasted timing of those payments. The targeted asset allocation policy of the plan assets is designed to hedge the change in the pension liabilities resulting from fluctuations in the discount rate by investing in debt and other securities, while also generating excess returns required to reduce the unfunded pension deficit by investing in equity securities with higher potential returns. Real assets (infrastructure and real estate) are also used to diversify the assets and improve the risk-return profile of the plans. The targeted asset allocation policy of each participating defined

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
benefit pension plan is 45% equity securities, 10% real assets, and 45% debt and other fixed income securities, including up to 5% in short-term instruments required for near-term liquidity needs. Equities have an allowable range of 25% to 55%, real assets have an allowable range of 0% to 15%, while debt securities have an allowable range of 35% to 65%. Approximately 60% of the equity securities are targeted to be invested in the U.S. and Canada, with the balance in other developed and emerging countries. Substantially all of the debt securities are targeted to be invested in the U.S. and Canada. The asset allocation for each participating defined benefit pension plan is reviewed periodically and, when necessary, rebalanced to bring the asset allocation within the prescribed ranges.
Expected benefit payments and future contributions
As of December 31, 2021, benefit payments expected to be paid over the next 10 years are as follows:

(In millions)	Pension Plans (1)	OPEB Plans
2022	$347	$11
2023	$330	$10
2024	$323	$10
2025	$316	$9
2026	$308	$9
2027 - 2031	$1,425	$38
(1)Benefit payments are expected to be paid from the plans’ net assets.
We expect our 2022 pension contributions (excluding contributions to our defined contribution plans) to be approximately $77 million.
U.S. pension funding
The funding of our U.S. pension plan is governed by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code, and is also subject to the Moving Ahead for Progress in the 21st Century Act, the American Rescue Plan Act of 2021 and the Infrastructure Investment and Jobs Act of 2021. Under these regulations, the liabilities are discounted using 25-year average corporate bond rates within a specified corridor. During 2021, regulations were modified to implement a minimum 5% floor on the 25-year average corporate bond rates and to maintain the corridor at 5% through 2030 and then to gradually increase the corridor by 5% each year until it reaches 30% for 2035 and beyond. Under current regulations, funding shortfall is amortized over 15 years for purposes of determining minimum contribution requirements.
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
Additional undertakings
Our principal Canadian subsidiaries had entered into certain undertakings with the Governments of Ontario and Quebec, which expired in 2015 and 2016, respectively. The expiration of those undertakings did not eliminate ongoing obligations we incurred under the terms of those undertakings prior to their expiration, including the undertaking requiring us to make an additional solvency deficit reduction contribution to our pension plans of C$75, payable over four years, for each metric ton of capacity reduced in Quebec or Ontario, in the event of downtime of more than six consecutive months or nine cumulative months over a

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
period of 18 months. Accordingly, we made additional contributions for past capacity reductions of C$4 million and C$2 million in 2019 and 2020, respectively. The 2020 contribution was the last one required to be made.
Note 17. Income Taxes
(Loss) income before income taxes by taxing jurisdiction for the years ended December 31, 2021, 2020 and 2019, was as follows:

(In millions)	2021	2020	2019
U.S.	$(229)	$(126)	$(205)
Foreign	733	187	216
	$504	$61	$11
The income tax provision for the years ended December 31, 2021, 2020 and 2019, was comprised of the following:

(In millions)	2021	2020	2019
U.S. Federal and State:
Current	$(3)	$—	$—
Deferred	—	—	—
	(3)	—	—
Foreign:
Current	—	—	—
Deferred	(192)	(51)	(58)
	(192)	(51)	(58)
Total:
Current	(3)	—	—
Deferred	(192)	(51)	(58)
	$(195)	$(51)	$(58)

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
Effective income tax rate reconciliation
The income tax provision attributable to income before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2021, 2020 and 2019, as a result of the following:

(In millions)	2021	2020	2019
Income before income taxes	$504	$61	$11
Income tax provision:
Expected income tax provision	(106)	(13)	(2)
Changes resulting from:
Valuation allowance (1)	54	(11)	(43)
Foreign exchange	(3)	(6)	2
U.S. tax on non-U.S. earnings	(115)	(23)	(7)
State income taxes, net of federal income tax benefit	10	6	7
Foreign tax rate differences	(38)	(10)	(11)
Other, net (2)	3	6	(4)
	$(195)	$(51)	$(58)
(1)During 2021, we used $54 million of deferred income tax assets that were fully reserved to offset the tax implications relating to the GILTI inclusion, which is based on the U.S. system of taxation for non-U.S. earnings, whereby foreign earnings less a qualified deduction for foreign assets are included in U.S. taxable income, in excess of current year U.S. operating losses.
During 2020 and 2019, we recorded an increase to our valuation allowance of $11 million and $43 million, respectively, related to our U.S. operations.
(2)During 2020, we recorded a $4 million adjustment related to the settlement of an insurance claim in connection with our acquisition of Atlas.
Deferred income taxes
At each reporting period, we assess whether it is more likely than not that the deferred income tax assets will be realized, based on the review of all available positive and negative evidence, including future reversals of existing taxable temporary differences, estimates of future taxable income, past operating results, and prudent and feasible tax planning strategies. In our evaluation process, we give the most weight to historical income or losses. The carrying value of our deferred income tax assets reflects our expected ability to generate sufficient future taxable income in certain tax jurisdictions to utilize these deferred income tax assets.
In assessing our ability to realize the deferred income tax assets of our U.S. operations, we reviewed all available evidence, including historical U.S. operating losses, the GILTI inclusion and estimates of future taxable income. Following our assessment, we concluded that the existing negative evidence outweighed the positive evidence. As a result, we recognized a full valuation allowance against our net U.S. deferred income tax assets. A valuation allowance does not reduce our underlying tax attributes, nor hinders our ability to use them in the future.
The rapidly changing dynamics in the wood products segment resulted in a significant GILTI inclusion for the year, creating U.S. taxable income. This taxable income is entirely offset by existing U.S. tax attributes included in deferred income tax assets that have been fully reserved. If current market dynamics are sustained, we could release our valuation allowance in future periods, in full or in part. This may affect our consolidated financial position and results of operations.
For Canadian operations, the positive evidence, which included a review of historical and forecasted earnings, resulted in the conclusion that no significant valuation allowances were required for our deferred income tax assets, as they were determined to be more likely than not to be realized. We continue to maintain a valuation allowance on net capital loss carryforwards of $37 million.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
Net deferred income tax assets as of December 31, 2021 and 2020, were comprised of the following:

(In millions)	2021	2020
Fixed assets	$(33)	$(57)
Operating lease right-of-use assets	(14)	(15)
Investment in partnership	(26)	(20)
Other	(8)	(5)
Deferred income tax liabilities	(81)	(97)
Fixed assets	178	297
Pension and OPEB plans	300	408
Net operating loss carryforwards and deduction limitation	572	660
Net capital loss carryforwards	41	41
Undeducted research and development expenditures	145	195
Tax credit carryforwards	99	98
Operating lease liabilities	14	15
Goodwill	27	28
Other	69	44
Deferred income tax assets	1,445	1,786
Valuation allowance	(711)	(774)
Net deferred income tax assets	$653	$915
Amounts recognized in our Consolidated Balance Sheets consisted of:
Deferred income tax assets	$653	$915

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
The balance of tax attributes and their dates of expiration as of December 31, 2021, were as follows:

(In millions)	Related Deferred Income Tax Asset		Year of Expiration
Net operating loss and deduction limitation carryforwards:
U.S. federal: $1,618	$340	(1)	2029 – 2037
U.S. federal and deduction limitation: $506	106	(1)	Indefinite
U.S. state: $2,109	107	(1)	2022 – 2041
U.S. state and deduction limitation: $253	8	(1)	Indefinite
Canadian federal and provincial (excluding Quebec): $24	4		2038
Quebec: $61	6		2028 – 2039
Other	1		Indefinite
	$572
Net capital loss carryforwards:
U.S. federal and state: $23	$5	(1)	2025
Canadian federal and provincial (excluding Quebec): $118	31		Indefinite
Quebec: $54	5		Indefinite
	$41
Undeducted research and development expenditures:
Canadian federal and provincial (excluding Quebec): $400	$69		Indefinite
Quebec: $843	76		Indefinite
	$145
Tax credit carryforwards:
Canadian research and development, and other	$80		2022 – 2041
U.S. state and other	19	(1)	2022 – 2036
	$99
(1)As of December 31, 2021, we had a full valuation allowance against our U.S. operations net deferred income tax assets.
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
Unrecognized tax benefits
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended December 31, 2021 and 2020:

(In millions)	2021	2020
Beginning of year	$28	$29
(Decrease) increase resulting from:
Settlements with taxing authorities	(2)	(2)
Positions taken in the prior period	—	1
End of year	$26	$28

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
There are no unrecognized tax benefits that would affect the effective tax rate as of December 31, 2021.
In the normal course of business, we are subject to audits from federal, state, provincial and other tax authorities. U.S. federal tax returns for 2017 and subsequent years, as well as Canadian tax returns for 2016 and subsequent years, remain subject to examination by tax authorities.
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
Note 18. Commitments and Contingencies
Commitments
In the normal course of business, we have entered into or renegotiated various supply agreements, water rights agreements, purchase commitments and harvesting rights agreements (for land that we manage for which we make payments to various Canadian provinces based on the amount of timber harvested).
As of December 31, 2021, these commitments were as follows:

(In millions)	Commitments (1)
2022	$31
2023	17
2024	13
2025	17
2026	6
2027 and thereafter	21
$105
(1)Includes energy purchase obligations of $31 million through 2027 for certain of our tissue, pulp and paper mills.
Legal matters
We become involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Any recovery from litigation or settlement of claims that is a gain contingency is recognized if, and when, realized or realizable. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of December 31, 2021, will not have a material adverse effect on our Consolidated Financial Statements.
Asbestos-related lawsuits
We are involved in a number of asbestos-related lawsuits filed primarily in U.S. state courts, including certain cases involving multiple defendants. These lawsuits principally allege direct or indirect personal injury or death resulting from exposure to asbestos-containing premises. While we dispute the plaintiffs’ allegations and intend to vigorously defend these claims, the ultimate resolution of these matters cannot be determined at this time. These lawsuits frequently involve claims for unspecified compensatory and punitive damages, and we are unable to reasonably estimate a range of possible losses. However, unfavorable rulings, judgments or settlement terms could materially impact our Consolidated Financial Statements. Hearings for certain of these matters are scheduled to occur in 2022.

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
Countervailing Duties – On April 24, 2017, Commerce announced its preliminary determination in the countervailing duty investigation; as a result, from April 28, 2017 to August 25, 2017, we were required to pay cash deposits to U.S. Customs at a rate of 12.82% for countervailing duties on the vast majority of our U.S. imports of Canadian-produced softwood lumber. On November 2, 2017, Commerce issued its final determination in the countervailing investigation; as a result, from December 28, 2017 to November 30, 2020, we were required to pay cash deposits to U.S. Customs at a new rate of 14.70%. On November 23, 2020, Commerce issued its final determination in the first administrative review of the countervailing investigation; as a result, from December 1, 2020 to December 1, 2021, we were required to pay cash deposits to U.S. Customs at a rate of 19.10%. On November 24, 2021, Commerce issued its final determination in the second administrative review of the countervailing investigation; as a result, since December 2, 2021, we have been required to pay cash deposits to U.S. Customs at a new rate of 18.07%. Commerce is expected to issue its final determination in the third administrative review of the countervailing investigation in the third or fourth quarters of 2022, following which a new rate will take effect for Resolute; this new rate was estimated at 15.48% in a non-binding, preliminary determination released on January 31, 2022, but is subject to modification in the upcoming final determination. Through December 31, 2021, our cash deposits totaled $339 million.
Antidumping Duties – On June 26, 2017, Commerce announced its preliminary determination in the anti-dumping investigation; as a result, from June 30, 2017 to November 7, 2017, we were required to pay cash deposits to U.S. Customs at a rate of 4.59% for anti-dumping duties on the vast majority of our U.S. imports of Canadian-produced softwood lumber. On November 2, 2017, Commerce issued its final determination in the anti-dumping investigation; as a result, from November 8, 2017 to November 29, 2020, we were required to pay cash deposits to U.S. Customs at a new rate of 3.20%. On November 23, 2020, Commerce issued its final determination in the first administrative review of the anti-dumping investigation; as a result, from November 30, 2020 to December 1, 2021, we were required to pay cash deposits to U.S. Customs at a rate of 1.15%. On November 24, 2021, Commerce issued its final determination in the second administrative review of the anti-dumping investigation; as a result, since December 2, 2021, we have been required to pay cash deposits to U.S. Customs at a new rate of 11.59%. Commerce is expected to issue its final determination in the third administrative review of the antidumping investigation in the third or fourth quarters of 2022, following which a new rate will take effect for Resolute; this new rate was estimated at 4.76% in a non-binding, preliminary determination released on January 31, 2022, but is subject to modification in the upcoming final determination. Through December 31, 2021, our cash deposits totaled $58 million.
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
Ongoing Appellate Reviews – On December 14, 2017 and January 4, 2018, we filed complaints supporting appellate reviews of the final results of Commerce’s countervailing and antidumping investigations on softwood lumber from Canada, respectively, before a binational panel formed pursuant to the North American Free Trade Agreement or United States-Mexico-Canada Agreement, as the case may be (or, “Panel”). Briefing for these appeals has been completed, and the constitution of the Panel reviewing countervailing duties was announced on August 24, 2021; but a panelist withdrew on October 29, 2021; the hearing in this matter was scheduled to occur in March 2022, although the proceeding has been suspended pending appointment of a substitute panelist. Further, on January 6, 2021 and January 19, 2021, we filed our complaints supporting appellate Panel reviews of the final results in the countervailing and antidumping first administrative reviews. Briefing for these appeals has also been completed; we are awaiting the constitution of the Panel in both instances.
ITC Injury Determination – In parallel, on December 28, 2017, the ITC published its affirmative final injury determinations in the antidumping and countervailing investigations on softwood lumber from Canada. On September 4, 2019, a Panel issued an

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
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
Financial assurance - We are required by U.S. Customs to provide surety bonds to secure the payment of our cash deposits. As of December 31, 2021, we had $83 million of surety bonds outstanding in favor of U.S. Customs, of which $53 million were secured by letters of credit. For more information, see Note 15, “Long-Term Debt – Debt instruments – ABL Credit Facility” to our Consolidated Financial Statements.
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
Fibrek acquisition
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.40% of the outstanding Fibrek shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order by the Quebec Superior Court in Canada (or, “Quebec Superior Court”) approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. On September 26, 2019, the Quebec Superior Court rendered a decision fixing the fair value of the shares of the dissenting shareholders at C$1.99 per share, or C$31 million in aggregate, plus interest and an additional indemnity, for a total estimated at C$44 million payable in cash. We had previously accrued C$14 million for the payment of the dissenting shareholders’ claims. Following the court decision, we accrued an additional C$30 million ($23 million), and as a result recorded $23 million in “Other expense, net” in our Consolidated Statement of Operations for the year ended on December 31, 2019. Of the total amount of C$44 million, C$19 million ($14 million) was payable immediately and paid on October 2, 2019. The remaining balances of C$27 million ($21 million) as of December 31, 2021, and C$25 million ($20 million) as of December 31, 2020, which include interest, are recorded in “Accounts payable and other” as of December 31, 2021, and in “Other liabilities” as of December 31, 2020 in our Consolidated Balance Sheets. We are appealing the decision, therefore the payment of any additional consideration and its timing will depend on the outcome of the appeal. On November 13, 2019, a legal hypothec in the amount of C$30 million ($24 million) was registered on our Saint-Félicien (Quebec) immovable and movable property to secure the payment of any additional amounts following the outcome of the appeal. The hearing in this matter is expected to occur in 2022.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
Contingency gain
In 2017, we filed a lawsuit against the Government of Canada alleging that measures taken by the provincial Government of Nova Scotia and the Government of Canada damaged Resolute and its investments in Canada, in violation of the investment protections extended to foreign investors under North American Free Trade Agreement Articles 1102, 1105 and 1110. The total amount for damages claimed is substantial but the amount and timing of the ultimate recovery is uncertain. As a result, any recovery from this litigation is a gain contingency and will be recognized if, and when, realized or realizable.
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
We have environmental liabilities of $13 million and $15 million recorded as of December 31, 2021 and 2020, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and other” or “Other liabilities” in our Consolidated Balance Sheets.
We also have asset retirement obligations of $36 million and $25 million recorded as of December 31, 2021 and 2020, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets. These liabilities are included in “Accounts payable and other” and “Other liabilities” in our Consolidated Balance Sheets.
Note 19. Share Capital
Common stock
We are authorized under our certificate of incorporation, as amended and restated, to issue up to 190 million shares of common stock, par value $0.001 per share, of which 14,320,960 shares have been reserved for issuance under the Incentive Plans (as defined in Note 20, “Share-Based Compensation”).
Treasury stock
On December 7, 2021, we announced a new share repurchase program, authorized by our board of directors, of up to ten million shares of our common stock or $100 million, whichever occurs first. No shares were repurchased under this plan in 2021.
With our repurchase of 4.6 million shares at an average price of $10.64 for a total of $48 million during the year ended December 31, 2021, we completed our $100 million share repurchase program, which was launched in March 2020 and authorized the repurchase of shares of up to 15% of our common stock, for an aggregate consideration of up to $100 million. Under this program, we also repurchased 6.9 million shares at an average price of $4.28 for a total of $30 million in 2020.
During the year ended December 31, 2019, we repurchased 4.8 million shares at an average price of $4.98 for a total of $24 million under our $150 million share repurchase program, which was completed in 2019.
Dividends
We declared and paid a special dividend on our common stock of $1.00 per share ($79 million) in 2021. We did not declare or pay any dividends on our common stock during the year ended December 31, 2020 and 2019.
Under some of our compensation plans, participants are credited additional units when a dividend is declared. The impact of the special dividend was as follows: $3 million was recognized as a compensation expense, and $2 million as an increase in deficit and in additional paid-in capital; and $3 million as an increase in liabilities during the year ended December 31, 2021.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
Preferred stock
We are authorized under our certificate of incorporation, as amended and restated, to issue ten million shares of preferred stock, par value $0.001 per share. As of December 31, 2021 and 2020, no preferred shares were issued and outstanding.
Note 20. Share-Based Compensation
Incentive Plans
The Resolute Forest Products Equity Incentive Plan, as amended (or, the “2010 Incentive Plan”), administered by the human resources and compensation/nominating and governance committee of the board of directors, became effective in 2010 and provides for the grant of equity-based and liability-based awards, including stock options, stock appreciation rights, restricted stock, RSUs, DSUs, PSUs (collectively, “stock incentive awards”), and cash incentive awards to certain of our officers, directors, employees, consultants and advisors. The 2010 Incentive Plan reserved for issuance 9 million shares for stock incentive awards. In 2019, we established and adopted the Resolute Forest Products 2019 Equity Incentive Plan (or, the “2019 Incentive Plan”), which authorized 3 million shares to be issued as stock incentive awards. In 2020, an additional 2.3 million shares were authorized, for a total of 5.3 million shares. Since the adoption of the 2019 Incentive Plan, no more awards can be granted. As of December 31, 2021, 1.5 million shares were available for grants under the 2019 Incentive Plan. We refer to both the 2010 Incentive Plan and the 2019 Incentive Plan as the “Incentive Plans”.
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
The share-based compensation expense under the Incentive Plans for the years ended December 31, 2021, 2020 and 2019, was as follows:

	2021	2020	2019
Equity-based awards	$8	$4	$4
Liability-based awards	30	10	(2)
	$38	$14	$2
For the years ended December 2021, 2020 and 2019, we recognized tax benefit of $3.5 million, $1.2 million and nil, respectively. As of December 31, 2021, there was $10 million of unrecognized compensation cost for equity-based awards, which is expected to be recognized over a remaining service period of 2.7 years. For liability-based awards, unrecognized compensation cost as of December 31, 2021, was $11 million, which is expected to be recognized over a remaining service period of 1.9 years.
Stock options
Under the Incentive Plans, stock options become exercisable ratably over a period of four years and, unless terminated earlier in accordance with their terms, expire 10 years from the date of grant. New shares of our common stock are issued upon the exercise of a stock option. In certain cases, we withhold stock options and settle a net amount of shares in respect of stock option costs and applicable taxes. We have not granted any stock options since 2013. Since the adoption of the 2019 Incentive Plan, stock options can no longer be granted.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
The activity of outstanding stock options for the year ended December 31, 2021, was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (years)
Balance as of December 31, 2020	912,901	$16.09	1.8
Exercised	(118,485)	11.80
Forfeited	(151,442)	14.40
Expired	(253,988)	20.76
Balance as of December 31, 2021	388,986	$15.00	1.7
Exercisable as of December 31, 2021	388,986	$15.00	1.7
The total intrinsic value of stock options exercised in 2021 was less than $1 million. No stock options were exercised in 2020 and 2019.
Restricted stock units and deferred stock units
Under the Incentive Plans, each RSU and DSU granted provides the holder upon vesting the right to receive one share of our common stock for equity-based awards, and the equivalent in cash for liability-based awards. The awards vest ratably over a period of four years for employees and one year for directors. Awards to employees are settled upon vesting, while awards to directors are settled ratably over a period of three years or upon separation from the board of directors, as applicable, based on the director’s country of residency. We withhold units and settle a net amount of shares in respect of applicable taxes.
The activity of nonvested RSUs and DSUs for the year ended December 31, 2021, was as follows:

	Number of Units
	Equity-Based Awards	Liability-Based Awards	Total	Weighted- Average Fair Value at Grant Date
Balance as of December 31, 2020	1,279,015	1,128,264	2,407,279	$5.14
Granted	354,311	554,771	909,082	$10.40
Vested	(750,452)	(747,647)	(1,498,099)	$6.38
Forfeited	—	(101,457)	(101,457)	$5.23
Balance as of December 31, 2021	882,874	833,931	1,716,805	$6.84
There were 169,832 equity-based and 341,651 liability-based RSUs and DSUs granted to directors that vested but were not settled as of December 31, 2021.
The weighted-average grant-date fair value of all RSUs and DSUs granted in 2020 and 2019, was $3.87 and $5.55, respectively. The total fair value of RSUs and DSUs vested in 2021, 2020 and 2019, was $16 million, $7 million and $5 million, respectively, of which $8 million, $3 million and $3 million were related to equity-based awards, respectively, and $8 million, $4 million and $2 million were related to liability-based awards, respectively. We paid $8 million, $3 million and $1 million for liability-based RSUs and DSUs in 2021, 2020 and 2019, respectively.
Performance stock units
Under the Incentive Plans, each PSU provides the holder the right to receive upon vesting one share of our common stock for equity-based awards, and the equivalent in cash for liability-based awards, subject to an adjustment based on market and/or performance conditions. The awards vest after a period of up to 40 months upon which they are settled. No awards vest when

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
the minimum thresholds are not achieved. We withhold units and settle a net amount of shares in respect of applicable taxes. The fair value of PSUs granted was estimated using a Monte Carlo simulation model, using the following assumptions:

	2021	2020	2019
Expected volatility (1)	76% - 82%	57% - 77%	56% - 58%
Risk-free interest rate	0.06%- 0.96%	0.11% - 2.99%	1.58% - 1.70%
(1)The volatility is based on our historical volatility over the expected remaining life of the award.
The activity of nonvested PSUs for the year ended December 31, 2021, was as follows:

	Number of Units
	Equity-Based Awards	Liability-Based Awards	Total	Weighted- Average Fair Value at Grant Date
Balance as of December 31, 2020	1,795,403	1,311,327	3,106,730	$6.05
Granted	402,306	333,722	736,028	$10.60
Vested	(387,616)	(433,418)	(821,034)	$8.20
Performance adjustment	45,199	52,201	97,400	$8.58
Forfeited	—	(114,367)	(114,367)	$5.48
Balance as of December 31, 2021	1,855,292	1,149,465	3,004,757	$6.69
The weighted-average grant-date fair value of all PSUs granted in 2020 and 2019, was $4.09 and $5.29, respectively. The total fair value of PSUs vested in 2021, 2020 and 2019, was $8 million, $5 million and $7 million, respectively, of which $4 million, $4 million and $6 million were related to equity-based awards, respectively, and $4 million, $1 million and $1 million were related to liability-based awards, respectively. We paid $4 million, $1 million and $1 million for liability-based PSUs in 2021, 2020 and 2019, respectively.
Deferred Compensation Plan
In 2011, the board of directors adopted the Resolute Forest Products Outside Director Deferred Compensation Plan (or, the “Deferred Compensation Plan”), which allows non-employee directors to surrender 50% or 100% of their cash fees in exchange for DSUs or RSUs, as applicable, based on the director’s country of residency. The number of awards issued pursuant to the Deferred Compensation Plan is based on 110% of the fees earned, resulting in a 10% premium incentive.
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
Share-based compensation expense under the Deferred Compensation Plan for the years ended December 31, 2021 and 2020, was $5 million and $2 million, respectively. There was a $1 million reversal in share-based compensation expense for the year ended December 31, 2019.
RSUs and DSUs outstanding under the Deferred Compensation Plan as of December 31, 2021 and 2020, were 484,064 and 481,056, respectively. The total fair value of RSUs and DSUs vested in 2021, 2020 and 2019 was $1 million, less than $1 million and less than $1 million, respectively. We paid $1 million for liability-based RSUs and DSUs in 2021. There was no cash paid in 2020 and 2019.
Note 21. Segment Information
We manage our business based on the products we manufacture. Accordingly, our reportable segments correspond to our principal product lines: market pulp, tissue, wood products and paper.
None of the income or loss items following “Operating income” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
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
In each of 2021, 2020 and 2019, no assets were identifiable by segment and reviewed by management.
Information about certain segment data for the years ended December 31, 2021, 2020 and 2019, was as follows:

(In millions)	Market Pulp (1)	Tissue	Wood Products (2)	Paper	Segment Total	Corporate and Other	Total
Sales
2021	$813	$161	$1,718	$972	$3,664	$—	$3,664
2020	$668	$173	$1,025	$934	$2,800	$—	$2,800
2019	$797	$165	$616	$1,345	$2,923	$—	$2,923
Depreciation and amortization
2021	$24	$19	$42	$62	$147	$17	$164
2020	$24	$18	$43	$69	$154	$15	$169
2019	$23	$18	$34	$72	$147	$20	$167
Operating income (loss)
2021	$99	$(24)	$772	$(19)	$828	$(244)	$584
2020	$(1)	$(1)	$276	$(46)	$228	$(129)	$99
2019	$39	$(16)	$(6)	$82	$99	$(82)	$17
Capital expenditures
2021	$23	$4	$50	$24	$101	$11	$112
2020	$15	$8	$26	$23	$72	$6	$78
2019	$29	$8	$23	$43	$103	$10	$113
(1)Inter-segment sales of $31 million, $28 million and $36 million, were excluded from market pulp sales for the years ended December 31, 2021, 2020 and 2019, respectively. These sales were transacted either at the lowest market price of the previous month or cost.
(2)Wood products sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $65 million, $28 million and $22 million for the years ended December 31, 2021, 2020 and 2019, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
Sales are attributed to countries based on the location of the customer. No single customer, related or otherwise, accounted for 10% or more of our 2021, 2020 or 2019 consolidated sales. No country in the “Other countries” group in the table below exceeded 2% of consolidated sales. Sales by country for the years ended December 31, 2021, 2020 and 2019, were as follows:

(In millions)	2021	2020	2019
U.S.	$2,591	$2,038	$2,026
Foreign countries:
Canada	764	463	405
Mexico	60	63	87
Other countries	249	236	405
	1,073	762	897
	$3,664	$2,800	$2,923
Long-lived assets by country as of December 31, 2021 and 2020, were as follows:

(In millions)	2021	2020
U.S.	$518	$666
Canada	863	898
	$1,381	$1,564
Note 22. Subsequent Event
The following significant event occurred subsequent to December 31, 2021:
•On February 14, 2022, we entered into an agreement with Louisiana-Pacific Canada Ltd., a wholly-owned subsidiary of Louisiana-Pacific Corporation, to acquire the remaining 50% equity interest in two joint ventures that produce I-joists for a cash consideration of $50 million, subject to customary adjustments. These joint ventures, in which we previously owned a 50% equity interest, are comprised of Resolute-LP Engineered Wood Larouche Inc. and Resolute-LP Engineered Wood St-Prime Limited Partnership. The acquisition is subject to certain closing conditions and is expected to close in the first half of 2022. Once approved and completed, the acquisition will be accounted for as a business combination in accordance with the acquisition method of accounting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Resolute Forest Products Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Resolute Forest Products Inc. and its subsidiaries (together, the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Long-lived Assets Impairment Assessment for a held and used asset group for which management identified impairment indicators
As described in notes 2, 5, 10, 11 and 12 to the consolidated financial statements, the Company’s consolidated long-lived assets balance was $1,381 million as of December 31, 2021 and comprised $1,270 million of fixed assets, net, $57 million of amortizable intangible assets, net and $54 million of operating lease right-of-use assets. Management reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset group may no longer be recoverable. For asset groups that are held and used, the asset group represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other asset groups. The recoverability of an asset group that is held and used is tested by initially comparing the carrying value of the asset group to the sum of the estimated undiscounted future cash flows expected to be generated by that asset group. The principal assumptions used by management to estimate these undiscounted future cash flows include, but are not limited to, periods of operation for the asset group, projections of product pricing, production levels and sales volumes, product costs, market supply and demand, foreign exchange rates, inflation, and projected capital spending. If it is determined that an asset group is not recoverable, an impairment loss is recognized in the amount by which the asset group’s carrying value exceeds its fair value. No impairment charge was required in the current year for held and used assets.
The principal considerations for our determination that performing procedures relating to long-lived assets impairment assessment for a held and used asset group for which management identified impairment indicators is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in applying procedures relating to the recoverability of the asset group being tested for impairment due to the significant judgment required by management when developing the undiscounted future cash flows and (ii) significant audit effort in evaluating the principal assumptions related to the projections of product pricing, production levels and sales volumes, product costs and projected capital spending.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s long-lived assets impairment assessment for a held and used asset group for which management identified impairment indicators, including controls over (i) the development of principal assumptions used in the undiscounted cash flow model and (ii) the determination of the recoverable amount of an asset group for which management identified impairment indicators. These procedures also included, among others, (i) testing management’s process for determining the recoverable amount of the asset group tested for impairment, (ii) evaluating the appropriateness of the undiscounted cash flow model, (iii) testing the completeness and accuracy of the underlying data used in the model and (iv) evaluating the reasonableness of the principal assumptions used by management, including projections of product pricing, production levels and sales volumes, product costs and projected capital spending. Evaluating the reasonableness of the principal assumptions related to projections of product pricing, production levels and sales volumes, product costs and projected capital spending involved considering the current and past performance of the asset group tested for impairment, management’s strategic plan, comparing market-related assumptions used in the model to external market and industry data and whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Montréal, Canada
March 1, 2022
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of Resolute Forest Products Inc.’s internal control over financial reporting as of December 31, 2021. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Resolute Forest Products Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.
Based on this assessment, management determined that, as of December 31, 2021, Resolute Forest Products Inc.’s internal control over financial reporting was effective.
The effectiveness of Resolute Forest Products Inc.’s internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report above.

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
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2021. Based on that evaluation, the president and chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
Management’s Report on Internal Control over Financial Reporting
Management has issued its report on internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective as of December 31, 2021. Management’s report on internal control over financial reporting can be found on page 114 of this Form 10-K. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2021. This report can be found on page 112 of this Form 10-K.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of internal control over financial reporting, there were no changes during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information appearing under the captions entitled “Management Proposals – Vote on the Election of Directors,” “Delinquent Section 16(a) Reports,” and “Corporate Governance and Board Matters” in our definitive proxy statement for our 2022 annual meeting of shareholders to be held on May 27, 2022 (or, our “2022 proxy statement”), which will be filed within 120 days of the end of our fiscal year ended December 31, 2021, is incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information appearing under the captions entitled “Executive Compensation,” “Corporate Governance and Board Matters,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our 2022 proxy statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under the caption entitled “Information on Stock Ownership” in our 2022 proxy statement is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2021, regarding securities to be issued upon exercise of outstanding stock options or pursuant to outstanding stock unit awards, and securities remaining available for issuance under our equity compensation plans. The Incentive Plans are the only compensation plans with shares authorized.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,452,791	(1)	$—		1,493,876
Equity compensation plans not approved by security holders (2)	806,459	(3)	$15.00	(4)	—
Total	4,259,250		$15.00		1,493,876
(1)Includes shares issuable upon the exercise of 850,519 RSUs issued under the 2019 Incentive Plan, at a rate of one share per unit. Also includes shares issuable upon the settlement of 1,628,956 PSUs issued under the 2019 Incentive Plan at the maximum payout rate (2,602,272 shares).
(2)The 2010 Incentive Plan was approved by the Courts in connection with the CCAA Creditor Protection Proceedings, and the creditor protection proceedings under Chapter 11 of the United States Bankruptcy Code, as amended, as applicable.
(3)Includes shares issuable upon the exercise of 388,986 stock options and shares issuable upon the settlement of 202,187 RSUs and DSUs issued under the 2010 Incentive Plan, at a rate of one share per unit. Also includes shares issuable upon the settlement of 226,335 PSUs issued under the 2010 Incentive Plan at the maximum payout rate (215,286 shares).
(4)The weighted-average exercise price in column (b) represents the weighted-average exercise price of the outstanding stock options disclosed in column (a). The stock unit awards do not have an exercise price and are not included in the calculation of the weighted-average exercise price in column (b).
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the captions entitled “Related Party Transactions” and “Corporate Governance and Board Matters – Director Independence” in our 2022 proxy statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing under the caption entitled “Management Proposals – Vote on the Ratification of the Appointment of PricewaterhouseCoopers LLP” in our 2022 proxy statement is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as a part of this Form 10-K:

(1) The following are included at the indicated page of this Form 10-K:

(2) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

#2.1	Asset Purchase Agreement between Resolute FP US Inc., New-Indy Containerboard LLC and New-Indy Catawba LLC, dated October 2, 2018 (incorporated by reference from Exhibit 2.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed on January 7, 2019, SEC File No. 001-33776).

#2.2	Amendment to the Asset Purchase Agreement between Resolute FP US Inc., New-Indy Containerboard LLC and New-Indy Catawba LLC, dated December 27, 2018 (incorporated by reference from Exhibit 2.2 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed on January 7, 2019, SEC File No. 001-33776).

#2.3	Securities Purchase Agreement, dated December 23, 2019, among Conifex USA Inc., Conifex Holdco LLC, Conifex Timber Inc. and Resolute FP US Inc.(incorporated by reference from Exhibit 2.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed on December 27, 2019, SEC File No. 001-33776).

3.1	Amended and Restated Certificate of Incorporation of Resolute Forest Products Inc. (incorporated by reference from Exhibit 3.1 to Resolute Forest Product Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 1, 2013, SEC File No. 001-33776).

3.2	By-laws of Resolute Forest Products Inc., as amended through March 23, 2020 (incorporated by reference from Exhibit 3.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed on March 27, 2020, SEC File No. 001-33776).

4.1	Description of the Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference from Exhibit 4.1 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 1, 2021, SEC File No. 001-33776).

4.2	Indenture, dated as of February 2, 2021. among Resolute Forest Products Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.2 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 1, 2021, SEC File No. 001-33776).

10.1	Amended and Restated Credit Agreement, dated as of October 28, 2019, among Resolute Forest Products Inc., certain U.S. subsidiaries of Resolute Forest Products Inc. as borrowers and guarantors, various lenders, and American AgCredit, FLCA, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed October 30, 2019, SEC file No. 001-33776).

10.2
First Amendment effective April 19, 2021, to the Amended and Restated Credit Agreement, dated as of October 28, 2019, among Resolute Forest Products Inc., certain U.S. subsidiaries of Resolute Forest Products Inc. as borrowers and guarantors, various lenders, and American AgCredit, FLCA, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.4 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed May 10, 2021, SEC File No. 001-33776).

Exhibit No.	Description
10.3	Credit Agreement, dated as of May 22, 2015, among Resolute Forest Products Inc., Resolute FP Canada Inc., certain other subsidiaries of Resolute Forest Products Inc. as borrowers or guarantors, various lenders, Bank of America, N.A., as U.S. Administrative Agent and Collateral Agent, and Bank of America, N.A. (through its Canada branch), as Canadian Administrative Agent (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed May 26, 2015, SEC file No. 001-033776).

10.4	Second Amendment to the Credit Agreement, dated as of May 14, 2019, among Resolute Forest Products Inc., Resolute FP Canada Inc., certain other subsidiaries of Resolute Forest Products Inc. as borrowers or guarantors, various lenders, Bank of America, N.A., as U.S. Administrative Agent and Collateral Agent, and Bank of America, N.A. (through its Canada branch), as Canadian Administrative Agent (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed May 20, 2019, SEC file No. 001-33776).

10.5	Amendment No 3 dated January 28, 2021, to the Credit Agreement dated May 22, 2015, as amended by the First Amendment dated as of December 22, 2017, and by the Second Amendment dated as of May 14, 2019, with certain lenders and Bank of America, N.A., as U.S. administrative agent and collateral agent, and Bank of America, N.A. (through its Canada branch) as the Canadian administrative agent(incorporated by reference from Exhibit 10.5 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed May 10, 2021, SEC File No. 001-33776).

10.6	Fourth Amendment to the Credit Agreement, dated as of December 15, 2021, among Resolute Forest Products Inc., Resolute FP Canada Inc., certain other subsidiaries of Resolute Forest Products Inc. as borrowers or guarantors, various lenders, Bank of America, N.A., as U.S. Administrative Agent and Collateral Agent, and Bank of America, N.A. (through its Canada branch), as Canadian Administrative Agent (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed December 17, 2021, SEC file No. 001-33776).

10.7	Secured Delayed Draw Term Loan Facility, dated as of November 4, 2020, among Resolute FP Canada Inc., a subsidiary of Resolute Forest Products Inc. as borrower, and Investissement Quebec, as lender (incorporated by reference from Exhibit 10.4 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 1, 2021, SEC File No. 001-33776).

†10.8	Resolute Forest Products Equity Incentive Plan (previously named the AbitibiBowater Inc. 2010 Equity Incentive Plan), effective as of December 9, 2010 (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012, SEC File No. 001-33776).

†10.9	First Amendment to the Resolute Forest Products Equity Incentive Plan, dated February 28, 2017 (incorporated by reference from Exhibit 10.43 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.10	Second Amendment to the Resolute Forest Products Equity Incentive Plan, dated October 31, 2017 (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017, SEC File No. 001-33776).

†10.11	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Director Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.12	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.13	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.14 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012, SEC File No. 001-33776).

†10.14	Resolute Forest Products Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.41 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 3, 2014, SEC File No. 001-33776).

†10.15	Resolute Forest Products Equity Incentive Plan Form of Director Deferred Stock Unit Agreement (incorporated by reference from Exhibit 10.39 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.16	Form of First Amendment to the Resolute Forest Products Equity Incentive Plan Director Deferred Stock Unit Agreement (incorporated by reference from Exhibit 10.51 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 1, 2019, SEC File No. 001-33776).

Exhibit No.	Description
†10.17	Resolute Forest Products Equity Incentive Plan Form of Director Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.40 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.18	Form of First Amendment to the Resolute Forest Products Equity Incentive Plan Director Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.52 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 1, 2019, SEC File No. 001-33776).

†10.19	Form of Resolute Forest Products Equity Incentive Plan Executive Stock Settled Performance Stock Unit Agreement (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017, SEC File No. 001-33776).

†10.20	Resolute Forest Products Inc. 2019 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 9, 2019, SEC File No. 001-33776).

†10.21	First Amendment to the Resolute Forest Products Inc. 2019 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Registration Statement on Form S-8 filed August 5, 2020, SEC Registration No. 333-241026).

†10.22	Form of Resolute Forest Products Equity Incentive Plan Director Cash-Settled Deferred Stock Unit Agreement (incorporated by reference from Exhibit 10.47 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 1, 2019, SEC File No. 001-33776).

†10.23	Form of Resolute Forest Products Equity Incentive Plan Director Cash-Settled Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.48 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 1, 2019, SEC File No. 001-33776).

†10.24	Form of Resolute Forest Products 2019 Equity Incentive Plan Cash Settled Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed November 12, 2019, SEC File No. 001-33776).

†10.25	Form of Resolute Forest Products 2019 Equity Incentive Plan Stock Settled Performance Stock Unit Agreement (incorporated by reference from Exhibit 10.49 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 1, 2019, SEC File No. 001-33776).

†10.26
Form of Resolute Forest Products 2019 Equity Incentive Plan Stock Settled Performance Stock Unit Agreement (incorporated by reference from Exhibit 10.45 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 1, 2021, SEC File No. 001-33776).

†10.27	Form of Resolute Forest Products 2019 Equity Incentive Plan Stock Settled Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.4 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed November 12, 2019, SEC File No. 001-33776).

†10.28	AbitibiBowater Executive Restricted Stock Unit Plan, effective as of April 1, 2011 (incorporated by reference from Exhibit 10.13 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed April 5, 2011, SEC File No. 001-33776).

†10.29	AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed April 5, 2011, SEC File No. 001-33776).

†10.30	First Amendment dated February 14, 2014 to the AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.44 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015, SEC File No. 001-33776).

†10.31	Resolute FP Canada Inc. and Resolute Forest Products Inc. Security Protocol with respect to the Resolute Forest Products 2010 Canadian DB Supplemental Executive Retirement Plan and the Resolute Canada SERP, amended and restated effective April 11, 2014 (incorporated by reference from Exhibit 10.45 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015, SEC File No. 001-33776).

†10.32	Resolute Forest Products DC Make-up Program, effective January 1, 2012 (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 10, 2012, SEC File No. 001-33776).

Exhibit No.	Description
†10.33	2021 Resolute Forest Products Inc. Short-Term Incentive Plan – Canada / International (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed August 9, 2021, SEC File No. 001-33776).

†10.34
2021 Resolute Forest Products Inc. Short-Term Incentive Plan – U.S. (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2021, filed August 9, 2021, SEC File No. 001‑33776).

†10.35
Summary of 2022 Resolute Forest Products Inc. Short-Term Incentive Plan (incorporated by reference from the description in Resolute Forest Products Inc.’s Current Report on Form 8-K filed February 8, 2022, SEC File No. 001-33776).

†10.36	Resolute Forest Products Outside Director Deferred Compensation Plan (previously named the AbitibiBowater Inc. Outside Director Deferred Compensation Plan), effective as of April 1, 2011 (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012, SEC File No. 001-33776).

†10.37	Director Compensation Program Chart, dated February 25, 2022.

†10.38	Retirement Compensation Trust Agreement (with Letter of Credit) between AbiBow Canada Inc. and AbitibiBowater Inc. and CIBC Mellon Trust Company, dated and effective as of November 1, 2011 (incorporated by reference from Exhibit 10.39 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012, SEC File No. 001-33776).

†10.39	Resolute Forest Products Inc. Severance Policy – Chief Executive Officer and Direct Reports, effective as of August 1, 2012 (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 9, 2012, SEC File No. 001-33776).

†10.40	Guarantee Agreement, entered into on February 21, 2017, and dated as of June 18, 2014, between Resolute FP Canada Inc. and Resolute FP US Inc. as Guarantors, and Jacques Vachon as the Guaranteed Party (incorporated by reference from Exhibit 10.42 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.41	Indemnification Policy for the Executive Officers and Chief Accounting Officer of Resolute Forest Products Inc (incorporated by reference from Exhibit 10.41 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.42	Form of Indemnification Agreement for Directors and Officers of Resolute Forest Products Inc. (incorporated by reference from Exhibit 10.41 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 1, 2013, SEC File No. 001-33776).

†10.43	Form of Indemnification Agreement for Directors and Officers of Resolute Forest Products Inc. (incorporated by reference from Exhibit 10.46 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015, SEC File No. 001-33776).

†10.44	Executive Employment Agreement between Resolute Forest Products Inc. and Yves Laflamme, dated February 1, 2018 (incorporated by reference from Exhibit 10.51 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 1, 2018, SEC File No. 001-33776).

†10.45	Change in Control Agreement between Resolute Forest Products Inc. and Yves Laflamme, dated February 1, 2018 (incorporated by reference from Exhibit 10.52 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 1, 2018, SEC File No. 001-33776).

†10.46	Letter Agreement between Yves Laflamme and Resolute Forest Products Inc., dated February 8, 2021 (incorporated by reference from Exhibit 10.49 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 1, 2021, SEC File No. 001-33776).

†10.47
Executive Employment Agreement between Resolute Forest Products Inc. and Remi Lalonde, dated April 7, 2021 (incorporated by reference from Exhibit 99.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed on April 9, 2021, SEC File No. 001-33776).

†10.48	Change in Control Agreement between Resolute Forest Products Inc. and Remi Lalonde, dated April 7, 2021 (incorporated by reference from Exhibit 99.2 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed on April 9, 2021, SEC File No. 001-33776).

†10.49	Offer Letter between Jacques Vachon and AbitibiBowater Inc., dated March 19, 2012 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 10, 2012, SEC File No. 001-33776).

†10.50	Letter Agreement between Jacques Vachon and Resolute Forest Products Inc., dated November 3, 2021.

Exhibit No.	Description
†10.51	Letter Agreement between Jacques Vachon and Resolute Forest Products Inc., dated December 1, 2021.

†10.52	Offer Letter between Richard Tremblay and Resolute Forest Products Inc., dated February 4, 2014 (incorporated by reference from Exhibit 10.43 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 3, 2014, SEC File No. 001-33776).

†10.53	Offer Letter between Sylvain A. Girard and Resolute Forest Products Inc., dated January 15, 2021 (incorporated by reference from Exhibit 10.50 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 1, 2021, SEC File No. 001-33776).

†10.54	Offer Letter between Hugues Simon and Resolute Forest Products Inc., dated February 15, 2021.

†10.55	Form of Resolute Forest Products 2019 Equity Incentive Plan Stock Settled Performance Stock Unit Agreement (incorporated by reference from Exhibit 10.45 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 1, 2021, SEC File No. 001-33776).

†10.56	Offer letter between John Lafave and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.29 to AbitibiBowater Inc’s Annual Report on Form 10-K for the year ended December 31, 2010, filed April 5, 2011, SEC File No. 001-33776).

21.1	Subsidiaries of the registrant.

22	Guarantor subsidiaries of the registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of attorney for certain Directors of the registrant.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act, as amended, for any schedules or exhibits so furnished.

†	This is a management contract or compensatory plan or arrangement.

*	Interactive data files furnished with this Form 10-K, which represent the following materials from this Form 10-K formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

(b)	The above-referenced exhibits are being filed with this Form 10-K.

(c)	None.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOLUTE FOREST PRODUCTS INC.

Date: March 1, 2022	By:	/s/ Remi G. Lalonde
Remi G. Lalonde
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Remi G. Lalonde	President and Chief Executive Officer	March 1, 2022
Remi G. Lalonde	(Principal Executive Officer)

/s/ Duncan K. Davies*	Chairman, Director	March 1, 2022
Duncan K. Davies

/s/ Bradley P. Martin*	Vice Chair, Director	March 1, 2022
Bradley P. Martin

/s/ Sylvain A. Girard	Senior Vice President and Chief Financial Officer	March 1, 2022
Sylvain A. Girard	(Principal Financial Officer)

/s/ Daniel Viboux	Vice President and Chief Accounting Officer	March 1, 2022
Daniel Viboux	(Principal Accounting Officer)

/s/ Randall C. Benson*	Director	March 1, 2022
Randall C. Benson

/s/ Suzanne Blanchet*	Director	March 1, 2022
Suzanne Blanchet

/s/ Jennifer C. Dolan*	Director	March 1, 2022
Jennifer C. Dolan

/s/ Alain Rhéaume*	Director	March 1, 2022
Alain Rhéaume

/s/ Michael S. Rousseau*	Director	March 1, 2022
Michael S. Rousseau
* Remi G. Lalonde, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons that are filed herewith as Exhibit 24.1.

By:	/s/ Remi G. Lalonde
Remi G. Lalonde, Attorney-in-Fact