Form 10-Q
period 2022-03-31
Resolute Forest Products Inc.
filed 2022-05-10
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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
    Yes ☐    No ☒
As of April 29, 2022, there were 76,796,573 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions of U.S. dollars, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Sales	$945	$873
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	547	522
Depreciation and amortization	32	41
Distribution costs	92	84
Selling, general and administrative expenses	36	46
Closure costs, impairment and other related charges	4	3
Net gain on disposition of assets	(1)	—
Operating income	235	177
Interest expense	(5)	(6)
Non-operating pension and other postretirement benefit (costs) credits	(7)	2
Other income (expense), net (Note 3)	45	(45)
Income before income taxes	268	128
Income tax provision (Note 11)	(58)	(40)
Net income including noncontrolling interest	210	88
Net income attributable to noncontrolling interest	—	(1)
Net income attributable to Resolute Forest Products Inc.	$210	$87
Net income per share attributable to Resolute Forest Products Inc. common shareholders (Note 5):
Basic	$2.71	$1.07
Diluted	$2.68	$1.06
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	77.4	81.2
Diluted	78.2	81.9
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions of U.S. dollars)

	Three Months Ended March 31,
	2022	2021
Net income including noncontrolling interest	$210	$88
Other comprehensive income:
Unamortized prior service costs
Change in unamortized prior service costs (Note 4)	—	(1)
Income tax provision	—	—
Change in unamortized prior service costs, net of tax	—	(1)
Unamortized actuarial losses
Change in unamortized actuarial losses (Note 4)	29	49
Income tax provision	(4)	(12)
Change in unamortized actuarial losses, net of tax	25	37
Foreign currency translation	1	—
Other comprehensive income, net of tax	26	36
Comprehensive income including noncontrolling interest	236	124
Comprehensive income attributable to noncontrolling interest	—	(1)
Comprehensive income attributable to Resolute Forest Products Inc.	$236	$123
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions of U.S. dollars, except per share amount)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$162	$112
Accounts receivable, net:
Trade	301	257
Other	56	56
Inventories, net (Note 6)	595	510
Other current assets	55	54
Total current assets	1,169	989
Fixed assets, less accumulated depreciation of $1,783 and $1,752 as of March 31, 2022 and December 31, 2021, respectively	1,261	1,270
Amortizable intangible assets, less accumulated amortization of $38 and $37 as of March 31, 2022 and December 31, 2021, respectively	56	57
Goodwill (Note 2)	104	31
Deferred income tax assets	600	653
Operating lease right-of-use assets	58	54
Other assets (Note 7)	516	484
Total assets	$3,764	$3,538
Liabilities and equity
Current liabilities:
Accounts payable and other (Note 8)	$442	$421
Current portion of long-term debt (Note 9)	2	2
Current portion of operating lease liabilities	8	8
Total current liabilities	452	431
Long-term debt, net of current portion (Note 9)	300	300
Pension and other postretirement benefit obligations	1,124	1,151
Operating lease liabilities, net of current portion	55	51
Other liabilities	81	88
Total liabilities	2,012	2,021
Commitments and contingencies (Note 12)
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 121.3 million shares issued and 76.8 million shares outstanding as of March 31, 2022; 121.2 million shares issued and 76.8 million shares outstanding as of December 31, 2021	—	—
Additional paid-in capital	3,808	3,807
Deficit	(799)	(1,009)
Accumulated other comprehensive loss (Note 4)	(1,036)	(1,062)
Treasury stock at cost, 44.5 million shares and 44.4 million shares as of March 31, 2022 and December 31, 2021, respectively	(224)	(222)
Total Resolute Forest Products Inc. shareholders’ equity	1,749	1,514
Noncontrolling interest	3	3
Total equity	1,752	1,517
Total liabilities and equity	$3,764	$3,538
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions of U.S. dollars)

	Three Months Ended March 31, 2022
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total Equity
Balance as of December 31, 2021	$—	$3,807	$(1,009)	$(1,062)	$(222)	$3	$1,517
Share-based compensation, net of withholding taxes	—	1	—	—	—	—	1
Net income	—	—	210	—	—	—	210
Purchases of treasury stock (0.1 million shares) (Note 13)	—	—	—	—	(2)	—	(2)
Stock unit awards vested and stock options exercised (0.1 million shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	26	—	—	26
Balance as of March 31, 2022	$—	$3,808	$(799)	$(1,036)	$(224)	$3	$1,752

	Three Months Ended March 31, 2021
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interest	Total Equity
Balance as of December 31, 2020	$—	$3,804	$(1,235)	$(1,314)	$(174)	$1	$1,082
Share-based compensation, net of withholding taxes	—	(2)	—	—	—	—	(2)
Net income	—	—	87	—	—	1	88
Purchases of treasury stock (1.7 million shares) (Note 13)	—	—	—	—	(17)	—	(17)
Stock unit awards vested and stock options exercised (0.4 million shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	36	—	—	36
Balance as of March 31, 2021	$—	$3,802	$(1,148)	$(1,278)	$(191)	$2	$1,187
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions of U.S. dollars)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income including noncontrolling interest	$210	$88
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Share-based compensation	2	2
Depreciation and amortization	32	41
Closure costs, impairment and other related charges	(2)	—
Deferred income taxes	56	40
Net pension contributions and other postretirement benefit payments	(8)	(23)
Gain on previously-held equity investments (Note 2)	(41)	—
Net gain on disposition of assets	(1)	—
Gain on translation of foreign currency denominated deferred income taxes	(6)	(12)
Loss on translation of foreign currency denominated pension and other postretirement benefit obligations	9	16
(Gain) loss on commodity contracts (Note 3)	(2)	14
Net planned major maintenance amortization (payments)	7	(3)
Changes in working capital:
Accounts receivable	(36)	(51)
Inventories	(67)	(50)
Other current assets	(7)	—
Accounts payable and other	13	2
Other, net	(12)	10
Net cash provided by operating activities	147	74
Cash flows from investing activities:
Cash invested in fixed assets	(13)	(14)
Acquisition of business, net of cash acquired (Note 2)	(43)	—
Disposition of assets	4	—
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber (Note 7)	(43)	(32)
Other investing activities, net	—	3
Net cash used in investing activities	(95)	(43)
Cash flows from financing activities:
Issuance of long-term debt (Note 9)	—	300
Repayments of debt (Note 9)	—	(376)
Purchases of treasury stock (Note 13)	(2)	(17)
Payments of financing fees	—	(6)
Net cash used in financing activities	(2)	(99)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	—	—
Net increase (decrease) in cash and cash equivalents, and restricted cash	$50	$(68)
Cash and cash equivalents, and restricted cash:
Beginning of period	$152	$159
End of period	$202	$91
Cash and cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$162	$33
Restricted cash (included in “Other current assets”)	$—	$18
Restricted cash (included in “Other assets”)	$40	$40
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
Financial statements
Our unaudited interim consolidated financial statements and accompanying notes (or, the “Consolidated Financial Statements”) have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (or, the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (or, “GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the Consolidated Financial Statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year. These Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.
New accounting pronouncement adopted in 2022
ASU 2021-08 “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”
Effective January 1, 2022, we adopted ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” issued by the Financial Accounting Standards Board in 2021, which revises the accounting for acquired revenue contracts with customers in a business combination. The adoption of this accounting guidance, which was applied prospectively, did not impact our Consolidated Financial Statements and disclosures.
Note 2. Business Acquisition
On March 4, 2022 (or, the “Acquisition Date”), we acquired control of Resolute-LP Engineered Wood Larouche Inc. and Resolute-LP Engineered Wood St-Prime Limited Partnership (or, “Larouche and St-Prime”), that were previously held as 50% owned joint ventures, by acquiring the remaining 50% equity interests from Louisiana-Pacific Canada Ltd., a wholly-owned subsidiary of Louisiana-Pacific Corporation, for a cash consideration of $51 million (including $1 million of working capital adjustment, and net of cash acquired of $8 million), subject to post-closing adjustments. Larouche and St-Prime, which are engineered wood product facilities located in Quebec, produce I-joists for the construction industry. This acquisition solidifies our presence in the engineered wood product segment.
We accounted for our previously held equity investments in Larouche and St-Prime using the equity method of accounting since we had joint control prior to acquiring a controlling interest on the Acquisition Date.
We accounted for the acquisition of Larouche and St-Prime as a business combination in accordance with the acquisition method of accounting, which requires us to record the identifiable assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired is recorded as goodwill. We have commenced the appraisals necessary to assess the fair values of the assets acquired, including amortizable intangible assets identified related to customer relationships, and liabilities assumed and the amount of goodwill to be recognized as of the Acquisition Date. The fair value assessment process of the assets acquired and liabilities assumed is ongoing. Our preliminary allocation of the purchase price is based on the corresponding book values of Larouche and St-Prime as of the Acquisition Date, except for the inventories, which are recorded at their fair values. The amount by which the purchase price exceeds these values was recorded in “Goodwill” in our Consolidated Balance Sheet. This allocation is preliminary in nature and thus, could yield significant adjustments of the values allocated upon completion of the fair value assessment process. The final determination of the fair values of the assets acquired and liabilities assumed will be completed within the measurement period of up to one year from the Acquisition Date permitted under GAAP.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
The following table summarizes our preliminary allocation of the purchase price of assets acquired and liabilities assumed at the Acquisition Date:

(Unaudited, in millions)
Cash and cash equivalents	$16
Accounts receivable	11
Inventories	16
Current assets acquired	$43
Fixed assets	$6
Goodwill (1)	73
Deferred income tax assets	1
Total assets acquired and goodwill	$123
Accounts payable and other	$4
Current liabilities assumed	4
Pension and other postretirement benefit obligations	1
Total liabilities assumed	$5
Net assets acquired	$118
Cash consideration transferred	59
Fair value of the previously held interests in Larouche and St-Prime	59
Total fair value of consideration	$118
(1)The preliminary purchase price allocation resulted in the recognition of an amount of goodwill of $73 million. As explained above, the allocation process of assets acquired and liabilities assumed is ongoing and, as a result, the value allocated to goodwill could change significantly following the completion of the purchase price allocation.
At the Acquisition Date, our previously-held equity investments of $18 million were remeasured at a fair value of $59 million, which resulted in a gain of $41 million. The gain was recorded in “Other income (expense), net” in our Consolidated Statements of Operations for the three months ended March 31, 2022.
We applied an income approach, specifically the discounted cash flow (or, the “DCF”) method, to measure the fair value of our equity interest in Larouche and St-Prime, as of immediately prior to the business acquisition. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, discount rate and tax rate. The cash flows employed in the DCF analysis are based on our best estimate of future sales, earnings and cash flows after considering factors such as general market conditions, existing firm orders, long term business plans and recent operating performance. The discount rate utilized in the DCF analysis is based on the respective company’s weighted average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the Company.
We ceased applying the equity method for our investments in Larouche and St-Prime and the net assets acquired and results of operations are consolidated from the Acquisition Date and are included in the wood products segment.
From the Acquisition Date to March 31, 2022, our consolidated financial results included sales of $14 million and net income of nil attributable to Larouche and St-Prime.
The following unaudited pro forma information for the three months ended March 31, 2022, represents our results of operations as if the acquisition of Larouche and St-Prime had occurred on January 1, 2021. This pro forma information does not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended March 31,
(Unaudited, in millions)	2022	2021
Sales	$965	$887
Net income attributable to Resolute Forest Products Inc. (1)	$182	$120
(1)For the pro forma information, the gain on previously-held equity investments of $41 million was considered realized in the three months ended March 31, 2021, and deducted from the three months ended March 31, 2022.
Note 3. Other Income (Expense), Net
Other income (expense), net for the three months ended March 31, 2022 and 2021, was comprised of the following:

	Three Months Ended March 31,
(Unaudited, in millions)	2022	2021
Foreign exchange loss	$(3)	$(5)
Gain (loss) on commodity contracts (1)	2	(37)
Income from equity method investments (2)	6	—
Gain on previously-held equity investments (Note 2)	41	—
Miscellaneous expense	(1)	(3)
	$45	$(45)
(1)    For the three months ended March 31, 2021, the loss was principally related to lumber futures contracts, of which a $14 million loss was unrealized; none of these contracts were outstanding as of March 31, 2022.
(2)Principally related to the equity investment in Larouche and St-Prime in which we acquired a controlling interest during the three months ended March 31, 2022. See Note 2, “Business Acquisition” for more information.
Note 4. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the three months ended March 31, 2022 and 2021, was as follows:

(Unaudited, in millions)	Unamortized Prior Service Costs	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2021	$(5)	$(1,051)	$(6)	$(1,062)
Other comprehensive income before reclassifications (1)	—	10	1	11
Amounts reclassified from accumulated other comprehensive loss	—	15	—	15
Net current period other comprehensive income	—	25	1	26
Balance as of March 31, 2022	$(5)	$(1,026)	$(5)	$(1,036)

(Unaudited, in millions)	Unamortized Prior Service Costs	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2020	$(1)	$(1,307)	$(6)	$(1,314)
Other comprehensive income before reclassifications (2)	—	22	—	22
Amounts reclassified from accumulated other comprehensive loss	(1)	15	—	14
Net current period other comprehensive (loss) income	(1)	37	—	36
Balance as of March 31, 2021	$(2)	$(1,270)	$(6)	$(1,278)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
(1)    The indefinite idling of pulp and paper operations at our Calhoun (Tennessee) mill triggered pension special termination benefit costs and remeasurement of the pension and other postretirement benefit (or, “OPEB”) obligations related to its plans as of January 31, 2022, resulting in a loss of $4 million and an actuarial gain of $14 million, totaling a net gain of $10 million ($10 million net of tax).
(2)    The indefinite idling of the Amos and Baie-Comeau (Quebec) mills triggered curtailment and remeasurement of the pension and OPEB obligations related to their plans as of March 31, 2021, resulting in a curtailment gain of $8 million and an actuarial gain of $22 million, totaling $30 million ($22 million net of tax).
The reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021, were comprised of the following:

	Three Months Ended March 31,
(Unaudited, in millions)	2022	2021	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Costs or Credits
Amortization of prior service costs	$—	$—	Non-operating pension and other postretirement benefit (costs) credits (1)
Curtailment gain	—	(1)	Non-operating pension and other postretirement benefit (costs) credits (1)
Income tax effect of the above	—	—	Income tax provision
Net of tax	—	(1)
Unamortized Actuarial Losses
Amortization of actuarial losses	16	19	Non-operating pension and other postretirement benefit (costs) credits (1)
Other items	3	—	Non-operating pension and other postretirement benefit (costs) credits (1)
Income tax effect of the above	(4)	(4)	Income tax provision
Net of tax	15	15
Total Reclassifications	$15	$14
(1)These items are included in the computation of net periodic benefit cost (credit) related to our pension and OPEB plans summarized in Note 10, “Employee Benefit Plans.”
Note 5. Net Income Per Share
The reconciliation of the basic and diluted net income per share for the three months ended March 31, 2022 and 2021, was as follows:

	Three Months Ended March 31,
(Unaudited, in millions, except per share amounts)	2022	2021
Numerator:
Net income attributable to Resolute Forest Products Inc.	$210	$87
Denominator:
Weighted-average number of Resolute Forest Products Inc. common shares outstanding	77.4	81.2
Dilutive impact of nonvested stock unit awards and stock options	0.8	0.7
Diluted weighted-average number of Resolute Forest Products Inc. common shares outstanding	78.2	81.9
Net income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$2.71	$1.07
Diluted	$2.68	$1.06

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
The weighted-average number of outstanding stock options and nonvested equity-classified restricted stock units, deferred stock units and performance stock units (collectively, “stock unit awards”) that were excluded from the calculation of diluted net income per share, as their impact would have been antidilutive, for the three months ended March 31, 2022 and 2021, was as follows:

	Three Months Ended March 31,
(Unaudited, in millions)	2022	2021
Stock options	0.3	0.8
Stock unit awards	—	—
Note 6. Inventories, Net
Inventories, net as of March 31, 2022 and December 31, 2021, were comprised of the following:

(Unaudited, in millions)	March 31, 2022	December 31, 2021
Raw materials	$174	$159
Work in process	62	57
Finished goods	205	148
Mill stores and other supplies	154	146
	$595	$510
Note 7. Other Assets
Other assets as of March 31, 2022 and December 31, 2021, were comprised of the following:

(Unaudited, in millions)	March 31, 2022	December 31, 2021
Countervailing duty cash deposits on softwood lumber (Note 12)	$365	$339
Anti-dumping duty cash deposits on softwood lumber (Note 12)	75	58
Equity method investments	11	22
Restricted cash	40	40
Other	25	25
	$516	$484
Note 8. Accounts Payable and Other
Accounts payable and other as of March 31, 2022 and December 31, 2021, were comprised of the following:

(Unaudited, in millions)	March 31, 2022	December 31, 2021
Trade accounts payable	$308	$262
Accrued compensation	62	89
Accrued interest	2	6
Pension and other postretirement benefit obligations	14	14
Accrued provision related to Fibrek Inc. litigation (Note 12)	22	21
Income and other taxes payable	5	4
Other	29	25
	$442	$421

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 9. Long-Term Debt
Overview
Long-term debt, including current portion, as of March 31, 2022 and December 31, 2021, was comprised of the following:

(Unaudited, in millions)	March 31, 2022	December 31, 2021
4.875% senior unsecured notes due 2026:
Principal amount	$300	$300
Deferred financing costs	(5)	(5)
Total 4.875% senior unsecured notes due 2026	295	295
Finance lease obligations	6	6
Other debt	1	1
Total debt	302	302
Less: Current portion of finance lease obligations and other debt	(2)	(2)
Long-term debt, net of current portion	$300	$300
Debt availabilities

(Unaudited, in millions)	March 31, 2022	December 31, 2021
Term Loan Facility	$180	$180
Revolving Credit Facility	180	180
ABL Credit Facility (1)	377	307
Secured delayed draw term loan facility (C$220 million as of March 31, 2022 and December 31, 2021)	176	174
Total availability	$913	$841
(1)The availability as of March 31, 2022, was $377 million, net of $73 million of ordinary course letters of credit outstanding, of which $53 million were to guarantee surety bonds of $83 million related to the U.S. softwood lumber cash deposits. The availability as of December 31, 2021, was $307 million, net of $73 million of ordinary course letters of credit outstanding, of which $53 million were to guarantee surety bonds of $83 million related to the U.S. softwood lumber cash deposits.
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
The fair value of the 2026 Notes (Level 1) was $289 million as of March 31, 2022.
2023 Notes
On February 2, 2021, we placed the net proceeds from the issuance of the 2026 Notes together with additional cash, into trust for the benefit of the holders of the 5.875% senior unsecured notes due 2023 (or, the “2023 Notes”) to redeem all of the $375 million outstanding aggregate principal amount of the 2023 Notes (or, the “Redemption”) at a price of 100% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. The Redemption occurred on February 18, 2021. As a result of the repurchase, we recorded a net loss on extinguishment of debt of

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
$3 million in “Other income (expense), net” in our Consolidated Statement of Operations for the three months ended March 31, 2021.
Senior Secured Credit Facility
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
The obligations under the Senior Secured Credit Facility are guaranteed by certain material U.S. subsidiaries of the Company and are secured by a first priority mortgage on the real property of the Company’s facility in Calhoun and a first priority security interest on the fixtures and equipment located therein. On March 2, 2022, the Company entered into agreements to provide the following additional security under the Senior Secured Credit Facility: (i) a first priority mortgage on the real property of the Company’s sawmill facilities in Glenwood and El Dorado (Arkansas) and a first priority security interest on the fixtures and equipment located therein, and (ii) a first priority security interest on the fixtures and equipment at the Company’s sawmill facility in Cross City (Florida).
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
On December 15, 2021, we entered into an amendment to the credit agreement, which reset the facility and extended the maturity date to December 15, 2026. The agreement also contains hardwired benchmark replacement provisions for future transition of LIBOR and may be amended based on agreed upon Environmental, Social and Governance (or, “ESG”) key performance indicators as described in the credit agreement.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 10. Employee Benefit Plans
Pension and other postretirement benefit plans
The components of net periodic benefit costs (credits) relating to our pension and OPEB plans for the three months ended March 31, 2022 and 2021, were as follows:
Pension Plans:

	Three Months Ended March 31,
(Unaudited, in millions)	2022	2021
Interest cost	$36	$33
Expected return on plan assets	(49)	(54)
Amortization of actuarial losses	17	21
Amortization of prior service credits	—	—
Non-operating pension costs	4	—
Service cost	3	4
Net periodic benefit costs before special events	7	4
Other loss (gain)	3	(1)
	$10	$3
OPEB Plans:

	Three Months Ended March 31,
(Unaudited, in millions)	2022	2021
Interest cost	$1	$1
Amortization of actuarial gains	(1)	(2)
Non-operating other postretirement benefit credits	—	(1)
Service cost	—	—
Net periodic benefit credits before special events	—	(1)
Curtailment gain	—	—
	$—	$(1)
Defined contribution plans
Our expense for the defined contribution plans totaled $5 million for the three months ended March 31, 2022 and 2021.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 11. Income Taxes
The income tax provision attributable to income before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the three months ended March 31, 2022 and 2021, as a result of the following:

	Three Months Ended March 31,
(Unaudited, in millions)	2022	2021
Income before income taxes	$268	$128
Income tax provision:
Expected income tax provision	(56)	(27)
Changes resulting from:
Valuation allowance	33	8
Foreign exchange	2	2
U.S. tax on non-U.S. earnings	(29)	(18)
State income taxes, net of federal income tax benefit	(1)	2
Foreign tax rate differences	(13)	(8)
Other, net	6	1
	$(58)	$(40)
During the three months ended March 31, 2022, we used $33 million of deferred income tax assets that were fully reserved to offset mainly the tax implications relating to the global intangible low-taxed income (or, “GILTI”) inclusion, which is based on the U.S. system of taxation for non-U.S. earnings, whereby foreign earnings less a qualified deduction for foreign assets are included in U.S. taxable income.
During the three months ended March 31, 2021, we used $8 million of deferred income tax assets that were fully reserved to offset the tax implications relating to the GILTI.
Note 12. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Any recovery from litigation or settlement of claims that is a gain contingency is recognized if, and when, realized or realizable. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of March 31, 2022, will not have a material adverse effect on our Consolidated Financial Statements.
Asbestos-related lawsuits
We are involved in a number of asbestos-related lawsuits filed primarily in U.S. state courts, including certain cases involving multiple defendants. These lawsuits principally allege direct or indirect personal injury or death resulting from exposure to asbestos-containing premises. While we dispute the plaintiffs’ allegations and intend to vigorously defend these claims, the ultimate resolution of these matters cannot be determined at this time. These lawsuits frequently involve claims for unspecified compensatory and punitive damages, and we are unable to reasonably estimate a range of possible losses, which may not be covered in whole or in part by our insurance coverage. However, unfavorable rulings, judgments or settlement terms could materially impact our Consolidated Financial Statements. Hearings for certain of these matters are scheduled to occur in 2022.

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
Countervailing Duties – On April 24, 2017, Commerce announced its preliminary determination in the countervailing duty investigation; as a result, from April 28, 2017 to August 25, 2017, we were required to pay cash deposits to the U.S. Customs and Border Protection agency (or, “U.S. Customs”) at a rate of 12.82% for countervailing duties on the vast majority of our U.S. imports of Canadian-produced softwood lumber. On November 2, 2017, Commerce issued its final determination in the countervailing investigation; as a result, from December 28, 2017 to November 30, 2020, we were required to pay cash deposits to U.S. Customs at a new rate of 14.70%. On November 23, 2020, Commerce issued its final determination in the first administrative review of the countervailing investigation; as a result, from December 1, 2020 to December 1, 2021, we were required to pay cash deposits to U.S. Customs at a rate of 19.10%. On November 24, 2021, Commerce issued its final determination in the second administrative review of the countervailing investigation; as a result, since December 2, 2021, we have been required to pay cash deposits to U.S. Customs at a new rate of 18.07%. Commerce is expected to issue its final determination in the third administrative review of the countervailing investigation in the third or fourth quarters of 2022, following which a new rate will take effect for Resolute; this new rate was estimated at 15.48% in a non-binding, preliminary determination released on January 31, 2022, but is subject to modification in the upcoming final determination. Through March 31, 2022, our cash deposits totaled $365 million.
Anti-dumping Duties – On June 26, 2017, Commerce announced its preliminary determination in the anti-dumping investigation; as a result, from June 30, 2017 to November 7, 2017, we were required to pay cash deposits to U.S. Customs at a rate of 4.59% for anti-dumping duties on the vast majority of our U.S. imports of Canadian-produced softwood lumber. On November 2, 2017, Commerce issued its final determination in the anti-dumping investigation; as a result, from November 8, 2017 to November 29, 2020, we were required to pay cash deposits to U.S. Customs at a new rate of 3.20%. On November 23, 2020, Commerce issued its final determination in the first administrative review of the anti-dumping investigation; as a result, from November 30, 2020 to December 1, 2021, we were required to pay cash deposits to U.S. Customs at a rate of 1.15%. On November 24, 2021, Commerce issued its final determination in the second administrative review of the anti-dumping investigation; as a result, since December 2, 2021, we have been required to pay cash deposits to U.S. Customs at a new rate of 11.59%. Commerce is expected to issue its final determination in the third administrative review of the anti-dumping investigation in the third or fourth quarters of 2022, following which a new rate will take effect for Resolute; this new rate was estimated at 4.76% in a non-binding, preliminary determination released on January 31, 2022, but is subject to modification in the upcoming final determination. Through March 31, 2022, our cash deposits totaled $75 million.
Ongoing Administrative Reviews – Following Commerce’s completion of the Canadian softwood lumber investigation and the first and second administrative reviews, two further administrative reviews remain pending. On March 4, 2021, Commerce published a notice initiating the third administrative review of the countervailing duty and anti-dumping orders on softwood lumber products from Canada. We were selected as a mandatory respondent for the third administrative review of the countervailing duty order and we have responded to Commerce with the information requested to date. On March 9, 2022, Commerce published a notice initiating the fourth administrative review of the countervailing duty and anti-dumping orders on softwood lumber products from Canada. According to Commerce’s decision published on April 27, 2022, we were not selected as a mandatory respondent for the fourth administrative review of the countervailing duty order.
Ongoing Appellate Reviews – On December 14, 2017 and January 4, 2018, we filed complaints supporting appellate reviews of the final results of Commerce’s countervailing and anti-dumping investigations on softwood lumber from Canada, respectively, before a binational panel formed pursuant to the North American Free Trade Agreement or United States-Mexico-Canada Agreement, as the case may be (or, “Panel”). Briefing for these appeals has been completed, but the constitution of the Panels and scheduling of the hearings remain pending. Further, on January 6, 2021 and January 19, 2021, we filed our complaints supporting appellate Panel reviews of the final results in the countervailing and anti-dumping first administrative reviews, and on January 12, 2022, we filed similar complaints with respect to the second administrative reviews.
ITC Injury Determination – In parallel, on December 28, 2017, the ITC published its affirmative final injury determinations in the anti-dumping and countervailing investigations on softwood lumber from Canada. On September 4, 2019, a Panel issued an interim decision upholding the affirmative final injury determinations of the ITC in both investigations of softwood lumber

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
products from Canada. The Panel remanded the ITC to reconsider several findings and ordered the ITC to submit its redetermination on remand within 90 days from the date of the Panel interim decision. On December 19, 2019, the ITC issued its redetermination on remand that maintained the affirmative final injury determinations, and on May 22, 2020, the Panel issued its final decision and affirmed in its entirety the ITC’s injury determination on remand.
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
Financial assurance – We are required by U.S. Customs to provide surety bonds to secure the payment of our cash deposits. As of March 31, 2022, we had $83 million of surety bonds outstanding in favor of U.S. Customs, of which $53 million were secured by letters of credit. See Note 9, “Long-Term Debt – ABL Credit Facility” for more information.
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
Fibrek acquisition
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.40% of the outstanding Fibrek Inc. shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order by the Quebec Superior Court in Canada (or, the “Quebec Superior Court”) approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. On September 26, 2019, the Quebec Superior Court rendered a decision fixing the fair value of the shares of the dissenting shareholders at C$1.99 per share, or C$31 million in aggregate, plus interest and an additional indemnity, for a total estimated at C$44 million payable in cash. We had previously accrued C$14 million for the payment of the dissenting shareholders’ claims. Following the court decision, we accrued an additional C$30 million ($23 million), and as a result recorded $23 million in “Other expense, net” in our Consolidated Statement of Operations for the year ended on December 31, 2019. Of the total amount of C$44 million, C$19 million ($14 million) was payable immediately and paid on October 2, 2019. The remaining balances of C$27 million ($22 million) as of March 31, 2022, and C$27 million ($21 million) as of December 31, 2021, which includes accrued interest, are recorded in “Accounts payable and other” in our Consolidated Balance Sheets. We are appealing the decision, therefore the payment of any additional consideration and its timing will depend on the outcome of the appeal. On November 13, 2019, a legal hypothec in the amount of C$30 million was registered on our Saint-Félicien (Quebec) immovable and movable property to secure the payment of any additional amounts following the outcome of the appeal. The hearing in this matter is expected to occur in 2022.
Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or, the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to C$150 million ($120 million), would have to be funded if we do not obtain the relief sought. The hearing in this matter has not yet been scheduled but could occur in the next 12 months.
Contingent gains
In 2017, we filed a lawsuit against the Government of Canada alleging that measures taken by the provincial Government of Nova Scotia and the Government of Canada damaged Resolute and its investments in Canada, in violation of the investment

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
protections extended to foreign investors under North American Free Trade Agreement Articles 1102, 1105 and 1110. The total amount for damages claimed is substantial but the amount and timing of the ultimate recovery is uncertain. As a result, any recovery from this litigation is a contingent gain and will be recognized if, and when, realized or realizable.
In 2016, we filed a lawsuit against Greenpeace International, Greenpeace Inc. and certain individuals related to loss of business following false allegations concerning the impact of our harvestry operations in certain regions in Quebec. The claims alleged certain damages resulting from defamation and unfair competition. The total amount for damages claimed is substantial but the amount and timing of the ultimate recovery is uncertain. As a result, any recovery from this litigation or settlement of this claim is a contingent gain and will be recognized if, and when, realized or realizable.
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
We have environmental liabilities of $13 million recorded as of March 31, 2022 and December 31, 2021, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time.
We also have asset retirement obligations of $37 million and $36 million recorded as of March 31, 2022 and December 31, 2021, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets.
These liabilities are included in “Accounts payable and other” and “Other liabilities” in our Consolidated Balance Sheets.
Note 13. Share Capital
Treasury stock
On December 7, 2021, we announced a new share repurchase program, authorized by our board of directors, of up to ten million shares of our common stock or $100 million, whichever occurs first. During the three months ended March 31, 2022, we repurchased 125,482 shares at an average price of $11.34 for a total of $2 million.
On March 2, 2020, our board of directors authorized a share repurchase program of up to 15% of our common stock, for an aggregate consideration of up to $100 million. During the three months ended March 31, 2021, we repurchased 1.7 million shares at an average price of $9.50 for a total of $17 million. This share repurchase program was completed in December 2021.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Information about certain segment data for the three months ended March 31, 2022 and 2021, was as follows:

(Unaudited, in millions)	Market Pulp (1)	Tissue	Wood Products (2)	Paper	Segment Total	Corporate and Other	Total
Sales
First three months
2022	$184	$48	$463	$250	$945	$—	$945
2021	$176	$42	$430	$225	$873	$—	$873
Depreciation and amortization
First three months
2022	$4	$5	$11	$9	$29	$3	$32
2021	$6	$5	$11	$15	$37	$4	$41
Operating income (loss)
First three months
2022	$22	$(9)	$219	$25	$257	$(22)	$235
2021	$4	$(2)	$221	$(24)	$199	$(22)	$177
(1)Inter-segment sales were $14 million and $7 million for the three months ended March 31, 2022 and 2021, respectively. These inter-segment sales, which were transacted at either the lowest market price of the previous month or cost, were excluded from market pulp sales.
(2)Wood products sales to our previously-held joint ventures, which were transacted at arm’s length negotiated prices, were $12 million for the period up to the Acquisition Date and $13 million for the three months ended March 31, 2021. See Note 2, “Business Acquisition” for more information.

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF THIRD-PARTY DATA
Statements in this Form 10-Q that are not reported financial results or other historical information of Resolute Forest Products are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to the impact of the novel coronavirus (or, “COVID-19”) pandemic and resulting economic conditions on our business, results of operations and market price of our securities, the impact on our future business results of the price volatility of our products, the logistics and transportation network constraints and the levels of inventory; the estimated expenditures relating to the indefinite idling of the pulp and paper operations at Calhoun; and to our: efforts and initiatives to reduce costs and increase revenues and profitability; business and operating outlook; future pension obligations; assessment of market conditions; growth strategies and prospects, and the growth potential of the Company and the industry in which we operate; liquidity; future cash flows, including as a result of the changes to our pension funding obligations; estimated capital expenditures; environmental, social and governance (or, “ESG”) reporting; and strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “see,” “anticipate,” “continue,” “contribute,” “position,” “maintain,” “remain,” “increase,” “plan,” “grow,” “enhance,” “seek,” “provide,” “support,” “estimate,” “maximize” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs, and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations, and performance to differ materially from those expressed or implied in this Form 10-Q include, but are not limited to, the COVID-19 pandemic on our business and resulting economic conditions; developments in non-print media, including changes in consumer habits, and the effectiveness of our responses to these developments; intense competition in the forest products industry; any inability to offer products certified to globally recognized forestry management and chain of custody standards; any inability to successfully implement our strategies to increase our earnings power; the possible failure to successfully integrate acquired businesses with ours or to realize the anticipated benefits of acquisitions or divestitures or other strategic transactions or projects, including loss of synergies following business divestitures; uncertainty or changes in political or economic conditions in the U.S., Canada or other countries in which we sell our products, including the effects of pandemics; global economic and political conditions; the highly cyclical nature of the forest products industry; any difficulties in obtaining timber or wood fiber at favorable prices, or at all; impacts of inflation on the price of goods and services, including changes in the cost of purchased energy and other raw materials; any loss of important customers and resulting accounts receivable credit risk exposure; physical, financial, regulatory, transitional and litigation risks associated with global, regional, and local weather conditions, and climate change; financial, litigation, liability and reputational risks associated with ESG reporting; any disruption in operations or increased labor costs due to labor disputes or occupational health and safety issues; difficulties in our employee relations or in employee attraction or retention, and workforce shortages; disruptions to our supply chain, operations, or the delivery of our products, including due to public health epidemics and workforce shortages; disruptions to our information technology systems including cybersecurity and privacy incidents; risks related to the operation and transition of legacy system applications; negative publicity, even if unjustified; currency fluctuations; any increase in the level of required contributions to our pension plans, including as a result of any increase in the amount by which they are underfunded; our ability to maintain adequate capital resources to provide for all of our substantial capital requirements; the terms of our outstanding indebtedness, which could restrict our current and future operations; increases of interest rates and changes relating to the London Interbank Offered Rate (or, the “LIBOR”), which could impact our borrowings under our credit facilities; losses that are not covered by insurance; any additional closure costs and long-lived asset impairment or goodwill impairment or accelerated depreciation charges; any need to record additional valuation allowances against our recorded deferred income tax assets or any limitation of our use of certain tax attributes; our exports from one country to another country becoming or remaining subject to duties, cash deposit requirements, border taxes, quotas, or other trade remedies or restrictions; countervailing and anti-dumping duties on imports to the U.S. of the vast majority of our softwood lumber products produced at our Canadian sawmills; any failure to comply with laws or regulations generally; any additional environmental or health and safety liabilities; any violation of trade laws, export controls, or other laws relating to our international sales and operations; adverse outcomes of legal proceedings, claims and governmental inquiries, investigations, and other disputes in which we are involved; the actions of holders of a significant percentage of our common stock; and the potential risks and uncertainties set forth under Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (or, the “SEC”) on March 1, 2022 (or, the “2021 Annual Report”), which have been heightened by the COVID-19 pandemic, including related governmental responses and economic impacts, market disruptions and resulting changes in consumer habits.
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
–unwavering focus on safety; and
–transparent communications.
Our Business
For information relating to our products, strategy and highlights, sustainable development and performance, and power generation assets, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Our Business” in our 2021 Annual Report.
First Quarter Overview
Business acquisition

On March 4, 2022 (or, the “Acquisition Date”), we acquired control of Resolute-LP Engineered Wood Larouche Inc. and Resolute-LP Engineered Wood St-Prime Limited Partnership (or, “Larouche and St-Prime”), that were previously held as 50% owned joint ventures, by acquiring the remaining 50% equity interests from Louisiana-Pacific Canada Ltd., a wholly-owned subsidiary of Louisiana-Pacific Corporation, for a cash consideration of $51 million (including $1 million of working capital adjustment, and net of cash acquired of $8 million), subject to post-closing adjustments. Larouche and St-Prime, which are engineered wood product facilities located in Quebec, produce I-joists for the construction industry. This acquisition solidifies our presence in the engineered wood product segment with assets we know well, and downstream integrates over 60 million board feet of lumber capacity.
We accounted for our previously held equity investments in Larouche and St-Prime using the equity method of accounting since we had joint control prior to acquiring a controlling interest. We accounted for the acquisition of Larouche and St-Prime as a business combination in accordance with the acquisition method of accounting, which requires us to record the identifiable assets acquired and liabilities assumed at fair value. We ceased applying the equity method for our investments in Larouche and St-Prime and the net assets acquired and results of operations are consolidated from the Acquisition Date and are included in the wood products segment.
At the Acquisition Date, our equity investments of $18 million was remeasured at a fair value of $59 million, which resulted in a gain of $41 million. The gain was recorded in “Other income (expense), net” in our Consolidated Statements of Operations for the three months ended March 31, 2022.
Impact of global economic conditions
We have sustained operations across all of our business segments through the COVID-19 pandemic. There continues to be a measure of uncertainty because of global geopolitical and economic conditions.
While we benefit from strong market conditions for most of our products, our operations and our financial results remain negatively affected by logistics constraints, cost inflation and workforce availability. The supply chain disruptions as well as the seasonal build-up of logs, resulted in an increase in our inventories as of March 31, 2022.
Indefinite idling of pulp and paper operations at Calhoun mill
In December 2021, we announced the indefinite idling of pulp and paper operations at our Calhoun (Tennessee) mill. During the quarter, pulp and paper operations ceased and we incurred $6 million of decommission costs for the three months ended March 31, 2022. We have also revised our 2022 expected closure costs from $32 million to $22 million, which includes the $6 million already incurred in the first quarter of 2022.
Three months ended March 31, 2022 vs. March 31, 2021
Our operating income was $235 million in the quarter, compared to an operating income of $177 million in the first quarter of 2021. Excluding special items, our operating income was $238 million, compared to an operating income of $180 million in the year-ago period.
Our net income in the quarter was $210 million, or $2.68 per diluted share, compared to a net income of $87 million, or $1.06 per diluted share, in the year-ago period. Our net income in the quarter, excluding special items, was $177 million, or $2.26 per diluted share, compared to a net income of $119 million, or $1.45 per share, in the year-ago period. Special items are described below.

Three Months Ended March 31, 2022	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$235	$210	$2.68
Adjustments for special items:
Closure costs, impairment and other related charges	4	4	0.05
Net gain on disposition of assets	(1)	(1)	(0.01)
Non-operating pension and other postretirement benefit costs	—	7	0.09
Other income, net	—	(45)	(0.58)
Income tax effect of special items	—	2	0.03
Adjusted for special items (1)	$238	$177	$2.26

Three Months Ended March 31, 2021	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$177	$87	$1.06
Adjustments for special items:
Closure costs, impairment and other related charges	3	3	0.03
Non-operating pension and other postretirement benefit credits	—	(2)	(0.02)
Other expense, net	—	45	0.55
Income tax effect of special items	—	(14)	(0.17)
Adjusted for special items (1)	$180	$119	$1.45
(1)Operating income, net income and net income per share (or, “EPS”), in each case as adjusted for special items, are not financial measures recognized under U.S. generally accepted accounting principles (or, “GAAP”). We calculate operating income, as adjusted for special items, as operating income from our Consolidated Statements of Operations, adjusted for items such as closure costs, impairment, and other related charges, and gains and losses on disposition of assets that are excluded from our segment’s performance from GAAP operating income. We calculate net income, as adjusted for special items, as net income from our Consolidated Statements of Operations, adjusted for the same special items applied to operating income, in addition to non-operating pension and other postretirement benefit (or, “OPEB”) costs and credits, other income and expense, net, and the income tax effect of the special items. EPS, as adjusted for special items, is calculated as net income, as adjusted for special items, per diluted share. We believe that using these non-GAAP measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to compare our operations and financial performance from period to period. Operating income, net income and EPS, in each case as adjusted for special items, are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

RESULTS OF OPERATIONS
Consolidated Results
Selected financial information

	Three Months Ended March 31,
(Unaudited, in millions, except per share amounts)	2022	2021
Sales	$945	$873
Operating income (loss) per segment:
Market pulp	$22	$4
Tissue	(9)	(2)
Wood products	219	221
Paper	25	(24)
Segment total	257	199
Corporate and other	(22)	(22)
Operating income	$235	$177
Net income attributable to Resolute Forest Products Inc.	$210	$87
Net income per common share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$2.71	$1.07
Diluted	$2.68	$1.06
Adjusted EBITDA (1)	$270	$221

(Unaudited, in millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$162	$112
Total assets	$3,764	$3,538
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

	Three Months Ended March 31,
(Unaudited, in millions)	2022	2021
Net income including noncontrolling interest	$210	$88
Interest expense	5	6
Income tax provision	58	40
Depreciation and amortization	32	41
EBITDA	$305	$175
Closure costs, impairment and other related charges	4	3
Net gain on disposition of assets	(1)	—
Non-operating pension and other postretirement benefit costs (credits)	7	(2)
Other (income) expense, net	(45)	45
Adjusted EBITDA	$270	$221
Three months ended March 31, 2022 vs. March 31, 2021
Operating income variance analysis
Sales
Sales increased by $72 million compared to the year-ago period, to $945 million. After removing the effects of the indefinite idling of the Calhoun pulp and paper operations, pricing had a favorable impact of $163 million, as a result of an increase in the average transaction price across all segments, and lower volume decreased sales by $57 million, mainly reflecting lower shipments of market pulp, paper, and wood products.
Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs (or, “COS”) increased by $25 million compared to the year-ago period. After removing the effects of the indefinite idling of the Calhoun pulp and paper operations, the lower volume and the weaker Canadian dollar, COS increased by $85 million, largely due to:
•higher fiber costs ($45 million), mainly reflecting an increase in stumpage fees related to higher lumber sale prices, and in harvesting costs for the wood products segment, as well as higher price of recycled furnish for the market pulp segment;
•higher energy costs ($19 million) due to higher prices of power and natural gas as well as lower internal power generation, mainly as a result of a turbine failure at the Saint-Félicien (Quebec) mill;

•unfavorable maintenance costs ($9 million) as a result of the scope and timing of maintenance work and higher costs; and
•higher chemical costs ($6 million), mainly due to higher prices and unfavorable usage.
Distribution costs
After removing the effect of the lower volume, distribution costs increased by $16 million, mainly due to higher freight rates and limited flexibility of mode of transportation, partly offset by the indefinite idling of the Calhoun pulp and paper operations ($3 million).
Depreciation and amortization
Depreciation and amortization was $9 million lower compared to the year-ago period, primarily due to fully amortized assets, and the decrease in depreciation related to the indefinite idling of the Calhoun pulp and paper operations ($2 million), whose assets were fully impaired in the fourth quarter of 2021.
Selling, general and administrative expenses
Selling, general and administrative (or, “SG&A”) expenses decreased by $10 million in the quarter compared to the same period last year, mainly due to lower stock-based compensation expense, which includes a mark-to-market adjustment based on the stock price changes, partly offset by the indefinite idling of the Calhoun pulp and paper operations ($1 million).
Indefinite idling of the Calhoun pulp and paper operations
During the first quarter of 2022, we ceased our Calhoun pulp and paper operations following their indefinite idling announcement in December 2021, contributing a total of $13 million to our operating income, explained as follows: decrease in sales of $34 million, in COS of $41 million (net of asset preservation costs of $6 million) and in distribution costs of $3 million, all reflecting the lower volume of 50,000 metric tons compared to the year-ago period; and lower depreciation of $2 million and SG&A of $1 million.
Net income variance analysis
Non-operating pension and other postretirement benefit (costs) credits
We recorded non-operating pension and OPEB costs of $7 million in the quarter, compared to credits of $2 million in the year-ago period. The difference reflects: lower expected return on plan assets ($5 million) in the current period, pension special termination benefit cost ($3 million) related to the indefinite idling of our pulp and paper operations at our Calhoun mill and higher interest cost ($3 million); partly offset by lower amortization of actuarial losses ($3 million) in the current period.
Other income (expense), net
We recorded other income, net, of $45 million in the quarter, compared to other expense, net, of $45 million in the year-ago period. The difference mainly reflects a gain on previously-held equity investments of $41 million (see Note 2, “Business Acquisition” to our Consolidated Financial Statements) and income from equity method investments of $6 million in the current period, compared to a loss on commodity contracts of $37 million, principally related to lumber futures contracts, in the year-ago period. There were no lumber futures contracts outstanding as of March 31, 2022.
Income taxes
We recorded an income tax provision of $58 million in the quarter on income before income taxes of $268 million, compared to an expected income tax provision of $56 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: U.S. tax on non-U.S. earnings ($29 million) and foreign tax rate differences ($13 million); partly offset by a valuation allowance reversal related to our U.S. operations ($33 million) where we recognize a full valuation allowance against our net deferred income tax assets.
The valuation allowance reversal of $33 million for the three months ended March 31, 2022, is to offset mainly the tax implications relating to the global intangible low-taxed income (or, “GILTI”) inclusion, which is based on the U.S. system of taxation for non-U.S. earnings, whereby foreign earnings less a qualified deduction for foreign assets are included in U.S. taxable income.

In the first quarter of 2021, we recorded an income tax provision of $40 million, on income before income taxes of $128 million, compared to an expected income tax provision of $27 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: U.S. tax on non-U.S. earnings ($18 million); foreign tax rate differences ($8 million); partly offset by a valuation allowance reversal related to our U.S. operations ($8 million) where we recognize a full valuation allowance against our net deferred income tax assets.
The valuation allowance reversal of $8 million for the three months ended March 31, 2021, is to offset the tax implications relating to the GILTI inclusion.
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

MARKET PULP
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2022	2021
Sales	$184	$176
Operating income (1)	$22	$4
EBITDA (2)	$26	$10
(In thousands of metric tons)
Shipments	226	272
Downtime	13	25

	March 31,
(Unaudited, in thousands of metric tons)	2022	2021
Finished goods inventory	82	46
(1)Net income including noncontrolling interest is equal to operating income in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2022	2021
Net income including noncontrolling interest	$22	$4
Depreciation and amortization	4	6
EBITDA	$26	$10
Industry trends
World demand for chemical pulp increased by 0.6% in the first two months of 2022 compared to the year-ago period, reflecting an increase in North America and Western Europe of 3.7% and 0.2%, respectively, while China decreased by 4.0%. World capacity increased by 2.6% compared to the year-ago period.

World demand for softwood pulp fell by 1.5% in the first two months of 2022, with a decrease of 4.8%, 4.2%, and 0.8% in China, Western Europe, and North America, respectively. The shipment-to-capacity ratio was 84%.
In the same period, world demand for hardwood pulp rose by 2.1%, with shipments to North America and Western Europe up by 10.8% and 3.0%, respectively, while shipments to China were down by 4.1%. The shipment-to-capacity ratio was 89%.
Three months ended March 31, 2022 vs. March 31, 2021
Operating income variance analysis

MARKET PULP

(Unaudited, in millions)

OPERATING INCOME VARIANCE

4
(12)
(16)
36
18
13
(24)
3
(4)
2
2
22
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'21 OPERATING INCOME
Calhoun pulp and paper indefinite idling
Volume
Pricing
FX
Calhoun pulp and paper indefinite idling
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q1'22 OPERATING INCOME

Sales
Sales were $8 million higher, or 5%, in the quarter to $184 million as the average transaction price rose by $168 per metric ton, or 26%, while shipments decreased by 46,000 metric tons, or 17%. After removing the effects of the indefinite idling of the Calhoun pulp operations, pricing contributed to a $36 million increase due to a rise in pricing across all pulp grades, and lower volume contributed to a $16 million decrease, mainly due to logistics constraints.
Cost of sales, excluding depreciation, amortization and distribution costs
COS decreased by $7 million compared to the year-ago period. After removing the effects of the indefinite idling of the Calhoun pulp operations and lower volume, COS increased by $24 million, largely reflecting:
•higher fiber costs, mainly due to higher price of recycled furnish ($10 million);
•higher energy costs ($10 million) due to higher prices of power and natural gas as well as lower internal power generation, mainly as a result of a turbine failure at the Saint-Félicien mill; and
•higher chemical costs ($3 million), mainly due to higher prices.
Distribution costs
After removing the effect of lower volume, distribution costs increased by $4 million, mainly due to higher freight rates and limited flexibility of mode of transportation.

TISSUE
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2022	2021
Sales	$48	$42
Operating loss (1)	$(9)	$(2)
EBITDA (2)	$(4)	$3
(In thousands of short tons)
Shipments (3)	25	23
Downtime	—	—

	March 31,
(Unaudited, in thousands of short tons)	2022	2021
Finished goods inventory (3)	6	8
(1)Net loss including noncontrolling interest is equal to operating loss in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.
(3)Tissue converted products, which are measured in cases, are converted to short tons.

	Three Months Ended March 31,
(Unaudited, in millions)	2022	2021
Net loss including noncontrolling interest	$(9)	$(2)
Depreciation and amortization	5	5
EBITDA	$(4)	$3
Industry trends
Total U.S. tissue consumption rose by 2.2% in the first three months of 2022, compared to the year-ago period. Converted product shipments increased by 4.5%, where at-home shipments increased by 3.8%, and away-from-home shipments increased by 6.0%.

U.S. parent roll production rose by 3.0% in the first three months of 2022, and the average industry production-to-capacity ratio increased to 95%, up from 93% in the year-ago period.
Three months ended March 31, 2022 vs. March 31, 2021
Operating loss variance analysis

TISSUE

(Unaudited, in millions)

OPERATING LOSS VARIANCE

(2)
4
2
(2)
(9)
(1)
(1)
(9)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'21 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q1'22 OPERATING LOSS

Sales
Sales were $6 million higher, or 14%, to $48 million in the quarter, due to an increase in shipments by 2,000 short tons, or 9%, and an increase in pricing of $91 per short ton, or 5%, due to a favorable product mix.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of higher volume, our manufacturing costs increased by $9 million compared to the year-ago period, mainly related to:
•higher fiber costs ($5 million) due to higher market pulp prices, including the loss of pulp integration following the indefinite idling of the Calhoun pulp and paper operations; and
•higher energy costs ($2 million) due to higher prices.

WOOD PRODUCTS
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2022	2021
Sales	$463	$430
Operating income (1)	$219	$221
EBITDA (2)	$230	$232
(In millions board feet)
Shipments (3)	453	492
Downtime	6	30

	March 31,
(Unaudited, in millions board feet)	2022	2021
Finished goods inventory (3)	223	143
(1)Net income including noncontrolling interest is equal to operating income in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.
(3)Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio, as well as engineered wood products measured by linear feet, converted to board feet.

	Three Months Ended March 31,
(Unaudited, in millions)	2022	2021
Net income including noncontrolling interest	$219	$221
Depreciation and amortization	11	11
EBITDA	$230	$232
Industry trends
U.S. housing starts were 1.8 million on a seasonally adjusted basis in the first three months of 2022, up 9.7% from the same period last year, which reflects a 3.5% increase in single-family starts and an increase of 25.6% in multi-family starts.

2x4 – Random Length (or “RL”) #1-2 Kiln Dried Great Lakes (or “KD GL”) price rose by 28.0% in the first three months of 2022 compared to the year ago period, and the 2x4x8 Stud KD GL price rose by 31.7%. The 2x4 – RL #2 KD Southern Pine (Eastside) price increased by 20.9%, and the 2x4 – RL #2 KD Southern Pine (Westside) price was up by 25.0%.
Three months ended March 31, 2022 vs. March 31, 2021
Operating income variance analysis

WOOD PRODUCTS
(Unaudited, in millions)

221
(34)
67
7
(40)
2
(3)
(1)
219
Q1'21 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
FX
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q1'22 OPERATING INCOME

Sales
Sales were $33 million higher, or 8%, to $463 million in the quarter, mainly reflecting benchmark lumber prices. Pricing contributed to a $67 million increase in sales, reflecting an increase of the average transaction price of $148 per thousand board feet, or 17%. Volume decreased sales by $34 million due to a decrease in shipments of 39 million board feet, or 8%, due to logistic constraints as a result of limited rail car and truck availability.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the COS related to the lower volume, manufacturing costs increased by $40 million, reflecting:
•higher log costs ($29 million), primarily due to an increase in stumpage fees related to higher lumber sale prices, harvesting costs and fuel;
•unfavorable maintenance costs ($7 million) as a result of the scope of maintenance work and higher cost; and
•higher labor costs ($3 million), mainly due to the restart of the El Dorado (Arkansas) and Ignace (Ontario) sawmills during the first quarter of 2021.
Distribution costs
After removing the effect of lower volume, distribution costs increased by $3 million, mainly due to higher freight rates and limited flexibility of mode of transportation.

PAPER
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2022	2021
Sales	$250	$225
Operating income (loss) (1)	$25	$(24)
EBITDA (2)	$34	$(9)
(In thousands of metric tons)
Shipments	332	378
Downtime	30	158

	March 31,
(Unaudited, in thousands of metric tons)	2022	2021
Finished goods inventory	85	87
(1)Net income (loss) including noncontrolling interest is equal to operating income (loss) in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2022	2021
Net income (loss) including noncontrolling interest	$25	$(24)
Depreciation and amortization	9	15
EBITDA	$34	$(9)
Industry trends
North American newsprint demand fell by 6.3% in the first three months of the year compared to the same period last year. Demand from newspaper publishers fell by 3.3% and demand from commercial printers fell by 10.3%. The North American shipment-to-capacity ratio was 87%, compared to 96% in the year-ago-period.

Global demand for newsprint fell by 2.5% in the first three months of 2022, with North America down by 6.3%, Western Europe up by 6.2%, and Asia down by 5.1%. The shipment-to-capacity ratio increased to 88%, up from 86% in the year-ago period.
North American demand for uncoated mechanical papers rose by 7.1% in the first three months of 2022, compared to the year-ago period, reflecting a 9.8% increase in supercalendered grades, and a 5.0% increase in standard grades. The shipment-to-capacity ratio for all uncoated mechanical papers remained unchanged at 87% compared to the year-ago period.
Three months ended March 31, 2022 vs. March 31, 2021
Operating income (loss) variance analysis

PAPER
(Unaudited, in millions)

(24)
(22)
(11)
58
29
1
(9)
4
(8)
6
1
25
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'21 OPERATING LOSS
Calhoun pulp and paper indefinite idling
Volume
Pricing
FX
Calhoun pulp and paper indefinite idling
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q1'22 OPERATING INCOME

Sales
Sales increased by $25 million, or 11%, to $250 million in the quarter, reflecting a rise in the average transaction price of $159 per metric ton, or 27%, and a decrease in shipments of 46,000 metric tons, or 12%. After adjusting for the effects of the indefinite idling of the Calhoun paper operations, pricing contributed to a $58 million increase in sales, due to price increases across all paper grades, and lower volume decreased sales by $11 million, principally reflecting logistics constraints.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of the indefinite idling of the Calhoun paper operations and the lower volume, manufacturing costs increased by $9 million, reflecting:
•higher energy costs ($7 million) due to higher prices of power and natural gas; and
•higher chemical costs ($3 million).
Distribution costs
After removing the effect of lower volume, distribution costs increased by $8 million, mainly due to higher freight rates and limited flexibility of mode of transportation.
Depreciation and amortization
Depreciation and amortization was $6 million lower compared to the year-ago period, primarily due to fully amortized assets and the decrease in depreciation related to the indefinite idling of the Calhoun pulp and paper operations, whose assets were fully impaired in the fourth quarter of 2021.

Corporate and Other
Highlights

	Three Months Ended March 31,
(Unaudited, in millions)	2022	2021
Cost of sales, excluding depreciation, amortization and distribution costs	$(9)	$—
Depreciation and amortization	(3)	(4)
Selling, general and administrative expenses	(7)	(15)
Closure costs, impairment and other related charges	(4)	(3)
Net gain on disposition of assets	1	—
Operating loss	(22)	(22)
Interest expense	(5)	(6)
Non-operating pension and other postretirement benefit (costs) credits	(7)	2
Other income (expense), net	45	(45)
Income tax provision	(58)	(40)
Net loss including noncontrolling interest	$(47)	$(111)
The table below shows the reconciliation of net loss including noncontrolling interest to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2022	2021
Net loss including noncontrolling interest	$(47)	$(111)
Interest expense	5	6
Income tax provision	58	40
Depreciation and amortization	3	4
EBITDA	19	(61)
Closure costs, impairment and other related charges	4	3
Net gain on disposition of assets	(1)	—
Non-operating pension and other postretirement benefit costs (credits)	7	(2)
Other (income) expense, net	(45)	45
Adjusted EBITDA	$(16)	$(15)
Three months ended March 31, 2022 vs. March 31, 2021
Cost of sales, excluding depreciation, amortization and distribution costs
COS increased compared to the year-ago period principally due to asset preservation costs, mainly related to our indefinitely idled Calhoun pulp and paper operations, and our Amos (Quebec) and Baie-Comeau (Quebec) paper mills.
Selling, general and administrative expenses
SG&A expenses decreased by $8 million in the quarter compared to the same period last year, mainly due to lower stock-based compensation expense, which includes a mark-to-market adjustment based on the stock price changes.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, cash flows provided by operations, and our credit facilities to: fund our operations; make pension contributions; and to finance our working capital, capital expenditures, duty cash deposits and opportunities in support of our growth and transformation strategy. In addition, from time to time we may use available cash to reduce debt and to return capital to shareholders, including through share repurchases or special dividends. As of March 31, 2022, we had cash and cash equivalents of $162 million and availability of $913 million under our credit facilities.
Based on our current projections, we expect to have sufficient financial resources available to finance our business plan, make pension contributions, meet working capital and duty cash deposit requirements, and maintain an appropriate level of capital spending.
First Quarter Overview
Credit rating risk

	Current	December 31, 2021
Standard & Poor’s
Senior unsecured debt	B	B
Long-term corporate credit rating	B+	B+
Outlook (1)	Positive	Stable
Moody’s Investors Service
Senior unsecured debt (2)	B1	B2
Corporate family rating (2)	Ba3	B1
Outlook	Stable	Stable
Liquidity rating	SGL-1	SGL-1
(1)On March 9, 2022, Standard & Poor’s announced an improved outlook from stable to positive.
(2)On April 6, 2022, the Moody’s senior unsecured debt was upgraded to B1, and the corporate family rating was upgraded to Ba3.
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
Senior Secured Credit Facility
The obligations under the Senior Secured Credit Facility (as defined in Note 9, “Long-Term Debt” to our Consolidated Financial Statements) are guaranteed by certain material U.S. subsidiaries of the Company and are secured by a first priority mortgage on the real property of the Company’s facility in Calhoun (Tennessee) and a first priority security interest on the fixtures and equipment located therein. Following the indefinite idling of the Calhoun pulp and paper operations, the Company entered into agreements, on March 2, 2022, to provide the following additional security under the Senior Secured Credit Facility: (i) a first priority mortgage on the real property of the Company’s sawmill facilities in Glenwood and El Dorado (Arkansas) and a first priority security interest on the fixtures and equipment located therein, and (ii) a first priority security interest on the fixtures and equipment at the Company’s sawmill facility in Cross City (Florida).

Flow of Funds
Summary of cash flows
A summary of cash flows for the three months ended March 31, 2022 and 2021, was as follows:

	Three Months Ended March 31,
(Unaudited, in millions)	2022	2021
Net cash provided by operating activities	$147	$74
Net cash used in investing activities	(95)	(43)
Net cash used in financing activities	(2)	(99)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	—	—
Net increase (decrease) in cash and cash equivalents, and restricted cash	$50	$(68)
Three months ended March 31, 2022 vs. March 31, 2021
Net cash provided by operating activities
We generated $147 million of cash from operating activities in the first three months of 2022, compared to $74 million in the year-ago period. The increase is primarily driven by higher profitability.
Net cash used in investing activities
We used $95 million of cash in investing activities in the current period, compared to $43 million in the year-ago period. The difference mostly reflects the acquisition of Larouche and St-Prime, net of cash acquired ($43 million), and higher countervailing and anti-dumping duty cash deposits ($11 million) in the current period.
Net cash used in financing activities
Net cash used in financing activities was $2 million in the first three months of 2022, compared to $99 million in the year-ago period. The difference mostly reflects the repayment of the 5.875% senior unsecured notes due 2023 of $375 million partly offset by the issuance of the 4.875% senior unsecured notes due 2026 of $300 million in the year-ago period. In the current year, we also repurchased $2 million of shares, compared to $17 million in the year-ago period.
Outlook
While the underlying fundamentals for building materials remain positive, we are mindful of inflationary pressure and rising interest rates, which could affect pricing and margins. With our network of high-quality pulp and paper assets and structural advantages, such as fiber integration and embedded power generation, we are well-positioned to grow margins in a rising price environment. We continue to work hard to adapt to challenges in the transportation network, and we expect to gradually normalize inventory levels in the second half of the year.
Following the indefinite idling of pulp and paper operations at Calhoun, we started to review strategic options for the tissue business. As part of this exercise, we recently launched a sales process to explore divestiture options.
Share Repurchase Program
On December 7, 2021, we announced a new share repurchase program, authorized by our board of directors, of up to ten million shares of our common stock or $100 million, whichever occurs first. During the three months ended March 31, 2022, we repurchased 125,482 shares at an average price of $11.34 for a total of $2 million.
On March 2, 2020, our board of directors authorized a share repurchase program of up to 15% of our common stock, for an aggregate consideration of up to $100 million. During the three months ended March 31, 2021, we repurchased 1.7 million shares at an average price of $9.50 for a total of $17 million. This share repurchase program was completed in December 2021.

RESOLUTE FOREST PRODUCTS INC.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2021 Annual Report. There have been no material changes in our exposure to market risk as previously disclosed in our 2021 Annual Report.
ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of March 31, 2022. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
(b) Changes in Internal Control over Financial Reporting:
In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RESOLUTE FOREST PRODUCTS INC.
PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
In addition to the legal proceedings presented under Part I, Item 3, “Legal Proceedings,” in our 2021 Annual Report, see the description of our material pending legal proceedings in Note 12, “Commitments and Contingencies – Legal matters,” to our Consolidated Financial Statements, which is incorporated in this “Item 1 – Legal Proceedings” by reference.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors” in our 2021 Annual Report, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors previously disclosed in our 2021 Annual Report.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information about our stock repurchases for the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31	—	$—	—	$100,000,000
February 1 to February 28	125,482	11.34	125,482	98,576,675
March 1 to March 31	—	—	—	98,576,675
Total	125,482	$11.34	125,482	$98,576,675
(1)2021 share repurchase program of up to ten million shares of our common stock or $100 million, whichever occurs first. For more information, see Note 13, “Share Capital,” to our Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
ITEM 6.    EXHIBITS

Exhibit No.	Description

†10.1	Form of Resolute Forest Products 2019 Equity Incentive Plan Stock Settled Performance Stock Unit Agreement.

†10.2	Special Advisor Employment Agreement between Yves Laflamme and Resolute Forest Products Inc., dated March 30, 2022.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

†	This is a management contract or compensatory plan or arrangement.
*	Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

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
Date: May 10, 2022