Form 10-Q
period 2022-06-30
Resolute Forest Products Inc.
filed 2022-08-04
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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
    Yes ☐    No ☒
As of July 29, 2022, there were 76,797,541 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions of U.S. dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	$1,058	$1,140	$2,003	$2,013
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	647	566	1,194	1,088
Depreciation and amortization	35	40	67	81
Distribution costs	111	93	203	177
Selling, general and administrative expenses	40	36	76	82
Closure costs, impairment and other related charges (Note 3)	5	(1)	9	2
Net loss on disposition of assets	3	—	2	—
Operating income	217	406	452	583
Interest expense	(6)	(5)	(11)	(11)
Non-operating pension and other postretirement benefit (costs) credits	(3)	3	(10)	5
Other income (expense), net (Note 4)	13	(49)	58	(94)
Income before income taxes	221	355	489	483
Income tax benefit (provision) (Note 12)	35	(87)	(23)	(127)
Net income including noncontrolling interest	256	268	466	356
Net income attributable to noncontrolling interest	—	—	—	(1)
Net income attributable to Resolute Forest Products Inc.	$256	$268	$466	$355
Net income per share attributable to Resolute Forest Products Inc. common shareholders (Note 6):
Basic	$3.32	$3.37	$6.02	$4.42
Diluted	$3.29	$3.34	$5.97	$4.39
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	77.5	79.5	77.4	80.4
Diluted	78.2	80.3	78.2	81.1
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income including noncontrolling interest	$256	$268	$466	$356
Other comprehensive income:
Unamortized prior service costs
Change in unamortized prior service costs (Note 5)	—	(2)	—	(3)
Income tax provision	—	—	—	—
Change in unamortized prior service costs, net of tax	—	(2)	—	(3)
Unamortized actuarial losses
Change in unamortized actuarial losses (Note 5)	16	19	45	68
Income tax provision	(4)	(4)	(8)	(16)
Change in unamortized actuarial losses, net of tax	12	15	37	52
Foreign currency translation	(1)	—	—	—
Other comprehensive income, net of tax	11	13	37	49
Comprehensive income including noncontrolling interest	267	281	503	405
Comprehensive income attributable to noncontrolling interest	—	—	—	(1)
Comprehensive income attributable to Resolute Forest Products Inc.	$267	$281	$503	$404
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions of U.S. dollars, except per share amount)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$355	$112
Accounts receivable, net:
Trade	314	257
Other	53	56
Inventories, net (Note 7)	599	510
Other current assets	58	54
Total current assets	1,379	989
Fixed assets, less accumulated depreciation of $1,811 and $1,752 as of June 30, 2022 and December 31, 2021, respectively	1,274	1,270
Amortizable intangible assets, less accumulated amortization of $39 and $37 as of June 30, 2022 and December 31, 2021, respectively	56	57
Goodwill (Note 2)	85	31
Deferred income tax assets	615	653
Operating lease right-of-use assets	56	54
Other assets (Note 8)	572	484
Total assets	$4,037	$3,538
Liabilities and equity
Current liabilities:
Accounts payable and other (Note 9)	$491	$421
Current portion of long-term debt (Note 10)	2	2
Current portion of operating lease liabilities	8	8
Total current liabilities	501	431
Long-term debt, net of current portion (Note 10)	300	300
Pension and other postretirement benefit obligations	1,070	1,151
Deferred income tax liabilities	2	—
Operating lease liabilities, net of current portion	52	51
Other liabilities	90	88
Total liabilities	2,015	2,021
Commitments and contingencies (Note 13)
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 121.3 million shares issued and 76.8 million shares outstanding as of June 30, 2022; 121.2 million shares issued and 76.8 million shares outstanding as of December 31, 2021	—	—
Additional paid-in capital	3,811	3,807
Deficit	(543)	(1,009)
Accumulated other comprehensive loss (Note 5)	(1,025)	(1,062)
Treasury stock at cost, 44.5 million shares and 44.4 million shares as of June 30, 2022 and December 31, 2021, respectively	(224)	(222)
Total Resolute Forest Products Inc. shareholders’ equity	2,019	1,514
Noncontrolling interest	3	3
Total equity	2,022	1,517
Total liabilities and equity	$4,037	$3,538
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions of U.S. dollars)

	Three Months Ended June 30, 2022
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total Equity
Balance as of March 31, 2022	$—	$3,808	$(799)	$(1,036)	$(224)	$3	$1,752
Share-based compensation, net of withholding taxes	—	3	—	—	—	—	3
Net income	—	—	256	—	—	—	256
Other comprehensive income, net of tax	—	—	—	11	—	—	11
Balance as of June 30, 2022	$—	$3,811	$(543)	$(1,025)	$(224)	$3	$2,022

	Six Months Ended June 30, 2022
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total Equity
Balance as of December 31, 2021	$—	$3,807	$(1,009)	$(1,062)	$(222)	$3	$1,517
Share-based compensation, net of withholding taxes	—	4	—	—	—	—	4
Net income	—	—	466	—	—	—	466
Purchases of treasury stock (0.1 million shares) (Note 14)	—	—	—	—	(2)	—	(2)
Stock unit awards vested and stock options exercised (0.1 million shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	37	—	—	37
Balance as of June 30, 2022	$—	$3,811	$(543)	$(1,025)	$(224)	$3	$2,022

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions of U.S. dollars)

	Three Months Ended June 30, 2021
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interest	Total Equity
Balance as of March 31, 2021	$—	$3,802	$(1,148)	$(1,278)	$(191)	$2	$1,187
Share-based compensation, net of withholding taxes	—	1	—	—	—	—	1
Net income	—	—	268	—	—	—	268
Purchases of treasury stock (0.3 million shares) (Note 14)	—	—	—	—	(3)	—	(3)
Special dividend (Note 14)	—	2	(81)	—	—	—	(79)
Other comprehensive income, net of tax	—	—	—	13	—	—	13
Balance as of June 30, 2021	$—	$3,805	$(961)	$(1,265)	$(194)	$2	$1,387

	Six Months Ended June 30, 2021
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interest	Total Equity
Balance as of December 31, 2020	$—	$3,804	$(1,235)	$(1,314)	$(174)	$1	$1,082
Share-based compensation, net of withholding taxes	—	(1)	—	—	—	—	(1)
Net income	—	—	355	—	—	1	356
Purchases of treasury stock (2.1 million shares) (Note 14)	—	—	—	—	(20)	—	(20)
Special dividend (Note 14)	—	2	(81)	—	—	—	(79)
Stock unit awards vested (0.4 million shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	49	—	—	49
Balance as of June 30, 2021	$—	$3,805	$(961)	$(1,265)	$(194)	$2	$1,387
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions of U.S. dollars)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income including noncontrolling interest	$466	$356
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Share-based compensation	5	3
Depreciation and amortization	67	81
Closure costs, impairment and other related charges	2	—
Deferred income taxes	20	127
Net pension contributions and other postretirement benefit payments	(24)	(47)
Gain on previously-held equity investments (Note 2)	(42)	—
Net loss on disposition of assets	2	—
Loss (gain) on translation of foreign currency denominated deferred income taxes	10	(24)
(Gain) loss on translation of foreign currency denominated pension and other postretirement benefit obligations	(15)	32
Net planned major maintenance amortization (payments)	14	(9)
Changes in working capital:
Accounts receivable	(49)	(61)
Inventories	(69)	(30)
Other current assets	(14)	(2)
Accounts payable and other	63	36
Other, net	(8)	13
Net cash provided by operating activities	428	475
Cash flows from investing activities:
Cash invested in fixed assets	(37)	(47)
Acquisitions of businesses, net of cash acquired (Note 2)	(50)	—
Disposition of assets	5	—
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber (Note 8)	(103)	(89)
Other investing activities, net	—	3
Net cash used in investing activities	(185)	(133)
Cash flows from financing activities:
Issuance of long-term debt (Note 10)	—	300
Repayments of debt (Note 10)	(1)	(557)
Purchases of treasury stock (Note 14)	(2)	(20)
Payments of financing fees	—	(7)
Other financing activities, net	—	2
Net cash used in financing activities	(3)	(282)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(2)	—
Net increase in cash and cash equivalents, and restricted cash	$238	$60
Cash and cash equivalents, and restricted cash:
Beginning of period	$152	$159
End of period	$390	$219
Cash and cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$355	$177
Restricted cash (included in “Other assets”)	$35	$42
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
Financial statements
Our unaudited interim consolidated financial statements and accompanying notes (or, the “Consolidated Financial Statements”) have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (or, the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (or, “GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the Consolidated Financial Statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year. These Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022. Certain prior period amounts in the notes to our Consolidated Financial Statements have been reclassified to conform to the 2022 presentation.
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
Note 2. Business Acquisitions
Larouche and St-Prime
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
The following table summarizes our preliminary allocation of the purchase price to the fair values of assets acquired and liabilities assumed at the Acquisition Date:

(Unaudited, in millions)
Cash and cash equivalents	$16
Accounts receivable	10
Inventories	16
Current assets acquired	$42
Fixed assets (1)	$28
Goodwill (2)	54
Total assets acquired and goodwill (3)	$124
Accounts payable and other	$3
Current liabilities assumed	3
Pension and other postretirement benefit obligations	1
Deferred income tax liabilities	2
Total liabilities assumed	$6
Net assets acquired	$118
Cash consideration transferred	59
Fair value of the previously held interests in Larouche and St-Prime	59
Total fair value of consideration	$118
(1)We recognized a $22 million increase from the preliminary valuation of fixed assets reported as of March 31, 2022.
(2)The revision of our preliminary allocation of the purchase price reported as of March 31, 2022, resulted in a reduction of $19 million of goodwill. The goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized and is mostly attributable to securing downstream integration and the Larouche and St-Prime assembled workforce. Goodwill has been assigned to the wood products segment, and is included in such segment for goodwill impairment testing purposes. The total amount of goodwill is not deductible for tax purposes.
(3)Since our preliminary purchase price allocation, we have determined that there were no identifiable intangible assets.
The allocation of the purchase price to assets acquired and liabilities assumed was based upon a preliminary valuation for all items and may be subject to adjustment during the 12-month measurement period following the Acquisition Date since we are finalizing the assumptions in regards to the fair values of these assets and liabilities.
The allocation of the purchase price was based on management’s estimate of the fair values of the acquired identifiable assets and assumed liabilities using valuation techniques including income, cost and market approaches. We utilized both the cost and market approaches to value fixed assets (Level 3).
At the Acquisition Date, our previously-held equity investments of $17 million were remeasured at a fair value of $59 million, which resulted in a gain of $42 million. The gain was recorded in “Other income (expense), net” in our Consolidated Statements of Operations for the six months ended June 30, 2022.
We applied an income approach, specifically the discounted cash flow (or, the “DCF”) method, to measure the fair value of our equity interest in Larouche and St-Prime, as of immediately prior to the business acquisition. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, discount rate and tax rate. The cash flows employed in the DCF analysis are based on our best estimate of future sales, earnings and cash flows after considering factors such as general market conditions, existing firm orders, long-term business plans and recent operating performance. The discount rate utilized in the DCF analysis is based on the respective company’s weighted average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the Company.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
We ceased applying the equity method for our investments in Larouche and St-Prime and the net assets acquired and results of operations are consolidated from the Acquisition Date and are included in the wood products segment.
From the Acquisition Date to June 30, 2022, our consolidated financial results included sales of $80 million and net income of $18 million attributable to Larouche and St-Prime.
The following unaudited pro forma information for the three and six months ended June 30, 2022, represents our results of operations as if the acquisition of Larouche and St-Prime had occurred on January 1, 2021. This pro forma information does not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2022	2021	2022	2021
Sales	$1,058	$1,163	$2,023	$2,050
Net income attributable to Resolute Forest Products Inc. (1)	$252	$270	$434	$390
(1)For the pro forma information, the gain on previously-held equity investments of $42 million was considered realized in the six months ended June 30, 2021, and deducted from the six months ended June 30, 2022.
Purchase of cogeneration facility
On April 1, 2022, we acquired a 34.5 megawatt cogeneration facility in Senneterre (Quebec) for $8 million, including a contingent consideration. With this acquisition, we will maximize the use of biomass from our regional operations.
Note 3. Closure Costs, Impairment and Other Related Charges
In December 2021, the Company announced the indefinite idling of pulp and paper operations at our Calhoun (Tennessee) mill. We have revised our expected 2022 additional cash closure costs, disclosed in our December 31, 2021 Consolidated Financial Statements, from $32 million, previously-revised to $22 million in the first quarter, to $12 million, due to lower than expected chemical disposal costs. During the three and six months ended June 30, 2022, we recognized $1 million and $7 million, respectively, of these costs.
In March 2021, the Company announced the indefinite idling of the Amos and Baie-Comeau (Quebec) paper mills. During the three and six months ended June 30, 2022, we recognized additional other costs of $4 million for the Baie-Comeau paper mill.
Note 4. Other Income (Expense), Net
Other income (expense), net for the three and six months ended June 30, 2022 and 2021, was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2022	2021	2022	2021
Foreign exchange gain (loss)	$11	$(6)	$8	$(11)
(Loss) gain on commodity contracts (1)	—	(49)	2	(86)
Income from equity method investments	1	4	7	4
Gain on previously-held equity investments (Note 2)	1	—	42	—
Miscellaneous income (expense)	—	2	(1)	(1)
	$13	$(49)	$58	$(94)
(1)The losses for the three and six months ended June 30, 2021, were principally related to lumber futures contracts; none of these contracts were outstanding as of June 30, 2022 and 2021.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 5. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the three and six months ended June 30, 2022 and 2021, was as follows:

(Unaudited, in millions)	Unamortized Prior Service Costs	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of March 31, 2022	$(5)	$(1,026)	$(5)	$(1,036)
Other comprehensive loss before reclassifications	—	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss	—	12	—	12
Net current period other comprehensive income (loss)	—	12	(1)	11
Balance as of June 30, 2022	$(5)	$(1,014)	$(6)	$(1,025)

(Unaudited, in millions)	Unamortized Prior Service Costs	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2021	$(5)	$(1,051)	$(6)	$(1,062)
Other comprehensive income before reclassifications (1)	—	10	—	10
Amounts reclassified from accumulated other comprehensive loss	—	27	—	27
Net current period other comprehensive income	—	37	—	37
Balance as of June 30, 2022	$(5)	$(1,014)	$(6)	$(1,025)
(1)    The indefinite idling of pulp and paper operations at our Calhoun mill triggered pension special termination benefit costs and remeasurement of the pension and other postretirement benefit (or, “OPEB”) obligations related to its plans as of January 31, 2022, resulting in a loss of $4 million and an actuarial gain of $14 million, totaling a net gain of $10 million ($10 million net of tax).

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
(1)    The indefinite idling of the Amos and Baie-Comeau mills triggered curtailment and remeasurement of the pension and OPEB obligations related to their plans as of March 31, 2021, resulting in a curtailment gain of $8 million and an actuarial gain of $22 million, totaling $30 million ($22 million net of tax).

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
The reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2022 and 2021, were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2022	2021	2022	2021	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Costs
Amortization of prior service costs or credits	$—	$(2)	$—	$(2)	Non-operating pension and other postretirement benefit (costs) credits (1)
Curtailment gain	—	—	—	(1)	Non-operating pension and other postretirement benefit (costs) credits (1)
Income tax effect of the above	—	—	—	—	Income tax benefit (provision)
Net of tax	—	(2)	—	(3)
Unamortized Actuarial Losses
Amortization of actuarial losses	16	19	32	38	Non-operating pension and other postretirement benefit (costs) credits (1)
Other items	—	—	3	—	Non-operating pension and other postretirement benefit (costs) credits (1)
Income tax effect of the above	(4)	(4)	(8)	(8)	Income tax benefit (provision)
Net of tax	12	15	27	30
Total Reclassifications	$12	$13	$27	$27
(1)These items are included in the computation of net periodic benefit cost (credit) related to our pension and OPEB plans summarized in Note 11, “Employee Benefit Plans.”
Note 6. Net Income Per Share
The reconciliation of the basic and diluted net income per share for the three and six months ended June 30, 2022 and 2021, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income attributable to Resolute Forest Products Inc.	$256	$268	$466	$355
Denominator:
Weighted-average number of Resolute Forest Products Inc. common shares outstanding	77.5	79.5	77.4	80.4
Dilutive impact of nonvested stock unit awards and stock options	0.7	0.8	0.8	0.7
Diluted weighted-average number of Resolute Forest Products Inc. common shares outstanding	78.2	80.3	78.2	81.1
Net income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$3.32	$3.37	$6.02	$4.42
Diluted	$3.29	$3.34	$5.97	$4.39

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
The weighted-average number of outstanding stock options and nonvested equity-classified restricted stock units, deferred stock units and performance stock units (collectively, “stock unit awards”) that were excluded from the calculation of diluted net income per share, as their impact would have been antidilutive, for the three and six months ended June 30, 2022 and 2021, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2022	2021	2022	2021
Stock options	0.3	0.4	0.3	0.5
Stock unit awards	—	—	—	—
Note 7. Inventories, Net
Inventories, net as of June 30, 2022 and December 31, 2021, were comprised of the following:

(Unaudited, in millions)	June 30, 2022	December 31, 2021
Raw materials	$157	$159
Work in process	78	57
Finished goods	207	148
Mill stores and other supplies	157	146
	$599	$510
Note 8. Other Assets
Other assets as of June 30, 2022 and December 31, 2021, were comprised of the following:

(Unaudited, in millions)	June 30, 2022	December 31, 2021
Countervailing duty cash deposits on softwood lumber (Note 13)	$402	$339
Anti-dumping duty cash deposits on softwood lumber (Note 13)	98	58
Equity method investments	11	22
Restricted cash	35	40
Other	26	25
	$572	$484
Note 9. Accounts Payable and Other
Accounts payable and other as of June 30, 2022 and December 31, 2021, were comprised of the following:

(Unaudited, in millions)	June 30, 2022	December 31, 2021
Trade accounts payable	$351	$262
Accrued compensation	69	89
Accrued interest	6	6
Pension and other postretirement benefit obligations	14	14
Accrued provision related to Fibrek Inc. litigation (Note 13)	21	21
Income and other taxes payable	6	4
Other	24	25
	$491	$421

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 10. Long-Term Debt
Overview
Long-term debt, including current portion, as of June 30, 2022 and December 31, 2021, was comprised of the following:

(Unaudited, in millions)	June 30, 2022	December 31, 2021
4.875% senior unsecured notes due 2026:
Principal amount	$300	$300
Deferred financing costs	(4)	(5)
Total 4.875% senior unsecured notes due 2026	296	295
Finance lease obligations	5	6
Other debt	1	1
Total debt	302	302
Less: Current portion of finance lease obligations and other debt	(2)	(2)
Long-term debt, net of current portion	$300	$300
Debt availabilities

(Unaudited, in millions)	June 30, 2022	December 31, 2021
Term Loan Facility	$180	$180
Revolving Credit Facility	180	180
ABL Credit Facility (1)	377	307
Secured delayed draw term loan facility (C$220 million as of June 30, 2022 and December 31, 2021)	171	174
Total availability	$908	$841
(1)The availability as of June 30, 2022, was $377 million, net of $73 million of ordinary course letters of credit outstanding, of which $53 million were to guarantee surety bonds of $83 million related to the U.S. softwood lumber cash deposits. The availability as of December 31, 2021, was $307 million, net of $73 million of ordinary course letters of credit outstanding, of which $53 million were to guarantee surety bonds of $83 million related to the U.S. softwood lumber cash deposits.
Senior Unsecured Notes
2026 Notes
On February 2, 2021, we issued $300 million aggregate principal amount of 4.875% senior unsecured notes due 2026 (or, the “2026 Notes”) at an issue price of 100%, pursuant to an indenture as of that date. Upon their issuance, the 2026 Notes were recorded at their fair value of $300 million. Interest on the 2026 Notes is payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2021, until their maturity date of March 1, 2026. In connection with the issuance of the 2026 Notes, we incurred financing costs of $6 million, which were deferred and recorded as a reduction of the principal. Deferred financing costs are amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes.
The fair value of the 2026 Notes (Level 1) was $270 million as of June 30, 2022.
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
On December 15, 2021, we entered into an amendment to the credit agreement, which reset the facility and extended the maturity date to December 15, 2026. The agreement also contains hardwired benchmark replacement provisions for future transition of the London Interbank Offered Rate and may be amended based on agreed upon Environmental, Social and Governance key performance indicators as described in the credit agreement.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 11. Employee Benefit Plans
Pension and other postretirement benefit plans
The components of net periodic benefit costs (credits) relating to our pension and OPEB plans for the three and six months ended June 30, 2022 and 2021, were as follows:
Pension Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2022	2021	2022	2021
Interest cost	$35	$34	$71	$67
Expected return on plan assets	(49)	(55)	(98)	(109)
Amortization of actuarial losses	18	20	35	41
Non-operating pension costs (credits)	4	(1)	8	(1)
Service cost	4	4	7	8
Net periodic benefit costs before special events	8	3	15	7
Other loss (gain)	—	—	3	(1)
	$8	$3	$18	$6
OPEB Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2022	2021	2022	2021
Interest cost	$1	$1	$2	$2
Amortization of actuarial gains	(2)	(1)	(3)	(3)
Amortization of prior service credits	—	(2)	—	(2)
Non-operating other postretirement benefit credits	(1)	(2)	(1)	(3)
Service cost	—	—	—	—
Net periodic benefit credits before special events	(1)	(2)	(1)	(3)
Other	—	—	—	—
	$(1)	$(2)	$(1)	$(3)
Defined contribution plans
Our expense for the defined contribution plans totaled $4 million for the three months ended June 30, 2022 and 2021, and $9 million for the six months ended June 30, 2022 and 2021.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 12. Income Taxes
The income tax benefit (provision) attributable to income before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the three and six months ended June 30, 2022 and 2021, as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2022	2021	2022	2021
Income before income taxes	$221	$355	$489	$483
Income tax benefit (provision):
Expected income tax provision	(47)	(74)	(103)	(101)
Changes resulting from:
Valuation allowance	153	70	186	78
Foreign exchange	(9)	1	(7)	3
U.S. tax on non-U.S. earnings	(43)	(65)	(72)	(83)
State income taxes, net of federal income tax benefit	(2)	—	(3)	2
Foreign tax rate differences	(11)	(19)	(24)	(27)
Other, net	(6)	—	—	1
	$35	$(87)	$(23)	$(127)
During the three and six months ended June 30, 2022, we released $153 million and $186 million, respectively, of the $673 million valuation allowance on our U.S. net deferred income tax assets that existed at January 1, 2022. Of the released amount, $105 million was to offset future projected tax implications of the global intangible low-taxed income (or, “GILTI”) inclusion, which impacted the overall effective tax rate. The remaining amounts released were mainly to offset tax implications relating to the GILTI inclusion for the three and six months ended June 30, 2022.
During the three and six months ended June 30, 2021, we used $70 million and $78 million, respectively, of deferred income tax assets that were fully reserved to offset mainly the tax implications relating to the GILTI.
At each reporting period, we assess whether it is more likely than not that the deferred income tax assets will be realized, based on the review of all available positive and negative evidence, including future reversals of existing taxable temporary differences, estimates of future taxable income, past operating results, and prudent and feasible tax planning strategies.
In our evaluation process, we give the most weight to historical income or losses. During the second quarter of 2022, after evaluating all available positive and negative evidence, although realization is not assured, we determined that it is more likely than not that the $105 million of the U.S. net deferred income tax assets released during the quarter, will be realized in the future prior to expiration. The key factor contributing to the conclusion that the positive evidence ultimately outweighed existing negative evidence during the second quarter of 2022 is the continuous GILTI inclusion. The rapidly changing dynamics in the wood products, pulp and paper segments resulted in significant GILTI inclusions, for the first half of 2022 and the 2021 year. We expect significant GILTI inclusions for the second half of 2022 and some future periods based on future projected income. These significant GILTI inclusions have created or are expected to create U.S. taxable income, which is, or expected to be entirely offset by existing U.S. tax attributes included in deferred income tax assets that have been fully reserved.
Note 13. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Any recovery from litigation or settlement of claims that is a

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
gain contingency is recognized if, and when, realized or realizable. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of June 30, 2022, will not have a material adverse effect on our Consolidated Financial Statements.
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
Countervailing Duties – On April 24, 2017, Commerce announced its preliminary determination in the countervailing duty investigation; as a result, from April 28, 2017 to August 25, 2017, we were required to pay cash deposits to the U.S. Customs and Border Protection agency (or, “U.S. Customs”) at a rate of 12.82% for countervailing duties on the vast majority of our U.S. imports of Canadian-produced softwood lumber. On November 2, 2017, Commerce issued its final determination in the countervailing investigation; as a result, from December 28, 2017 to November 30, 2020, we were required to pay cash deposits to U.S. Customs at a new rate of 14.70%. On November 23, 2020, Commerce issued its final determination in the first administrative review of the countervailing investigation; as a result, from December 1, 2020 to December 1, 2021, we were required to pay cash deposits to U.S. Customs at a rate of 19.10%. On November 24, 2021, Commerce issued its final determination in the second administrative review of the countervailing investigation; as a result, since December 2, 2021, we have been required to pay cash deposits to U.S. Customs at a new rate of 18.07%. On August 4, 2022, Commerce issued its final determination in the third administrative review of the countervailing investigation; as a result, we will be required to pay cash deposits to U.S. Customs at a new rate of 10.10% that will take effect shortly upon the publication of the final determination in the U.S. Federal Register. Through June 30, 2022, our cash deposits totaled $402 million.
Anti-dumping Duties – On June 26, 2017, Commerce announced its preliminary determination in the anti-dumping investigation; as a result, from June 30, 2017 to November 7, 2017, we were required to pay cash deposits to U.S. Customs at a rate of 4.59% for anti-dumping duties on the vast majority of our U.S. imports of Canadian-produced softwood lumber. On November 2, 2017, Commerce issued its final determination in the anti-dumping investigation; as a result, from November 8, 2017 to November 29, 2020, we were required to pay cash deposits to U.S. Customs at a new rate of 3.20%. On November 23, 2020, Commerce issued its final determination in the first administrative review of the anti-dumping investigation; as a result, from November 30, 2020 to December 1, 2021, we were required to pay cash deposits to U.S. Customs at a rate of 1.15%. On November 24, 2021, Commerce issued its final determination in the second administrative review of the anti-dumping investigation; as a result, since December 2, 2021, we have been required to pay cash deposits to U.S. Customs at a new rate of 11.59%. On August 4, 2022, Commerce issued its final determination in the third administrative review of the anti-dumping investigation; as a result, we will be required to pay cash deposits to U.S. Customs at a new rate of 4.76% that will take effect shortly upon the publication of the final determination in the U.S. Federal Register. Through June 30, 2022, our cash deposits totaled $98 million.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
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
Financial assurance – We are required by U.S. Customs to provide surety bonds to secure the payment of our cash deposits. As of June 30, 2022, we had unpaid deposits of $17 million related to products exported to the U.S. up to the end of the quarter since our last payment and we had $83 million of surety bonds outstanding in favor of U.S. Customs, of which $53 million were secured by letters of credit. See Note 10, “Long-Term Debt – ABL Credit Facility” for more information.

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
Fibrek acquisition
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.40% of the outstanding Fibrek Inc. shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order by the Quebec Superior Court in Canada (or, the “Quebec Superior Court”) approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. On September 26, 2019, the Quebec Superior Court rendered a decision fixing the fair value of the shares of the dissenting shareholders at C$1.99 per share, or C$31 million in aggregate, plus interest and an additional indemnity, for a total estimated at C$44 million payable in cash. We had previously accrued C$14 million for the payment of the dissenting shareholders’ claims. Following the court decision, we accrued an additional C$30 million ($23 million), and as a result recorded $23 million in “Other expense, net” in our Consolidated Statement of Operations for the year ended on December 31, 2019. Of the total amount of C$44 million, C$19 million ($14 million) was payable immediately and paid on October 2, 2019. The remaining balances of C$27 million ($21 million) as of June 30, 2022 and December 31, 2021, which includes accrued interest, are recorded in “Accounts payable and other” in our Consolidated Balance Sheets. We are appealing the decision, therefore the payment of any additional consideration and its timing will depend on the outcome of the appeal. On November 13, 2019, a legal hypothec in the amount of C$30 million was registered on our Saint-Félicien (Quebec) immovable and movable property to secure the payment of any additional amounts following the outcome of the appeal. The hearing in this matter is expected to occur in the next 12 months.
Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or, the “CCAA Creditor Protection

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to C$150 million ($117 million), would have to be funded if we do not obtain the relief sought. The hearing in this matter has not yet been scheduled but could occur in the next 12 months.
Contingent gain
In 2016, we filed a lawsuit against Greenpeace International, Greenpeace Inc. and certain individuals related to loss of business following false allegations concerning the impact of our harvesting operations in certain regions in Quebec. The claims alleged certain damages resulting from defamation and unfair competition. The total amount for damages claimed is substantial but the amount and timing of the ultimate recovery is uncertain. As a result, any recovery from this litigation or settlement of this claim is a contingent gain and will be recognized if, and when, realized or realizable.
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
We have environmental liabilities of $17 million and $13 million recorded as of June 30, 2022 and December 31, 2021, respectively, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time.
We also have asset retirement obligations of $37 million and $36 million recorded as of June 30, 2022 and December 31, 2021, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets.
These liabilities are included in “Accounts payable and other” and “Other liabilities” in our Consolidated Balance Sheets.
Note 14. Share Capital
Treasury stock
On December 7, 2021, we announced a new share repurchase program, authorized by our board of directors, of up to ten million shares of our common stock or $100 million, whichever occurs first. We repurchased no shares during the three months ended June 30, 2022, and 125,482 shares at an average price of $11.34 for a total of $2 million during the six months ended June 30, 2022.
On March 2, 2020, our board of directors authorized a share repurchase program of up to 15% of our common stock, for an aggregate consideration of up to $100 million. During the three and six months ended June 30, 2021, we repurchased 343,894 shares at an average price of $11.21 for a total of $3 million and 2,092,348 shares at an average price of $9.78 for a total of $20 million, respectively. This share repurchase program was completed in December 2021.
Dividends
We did not declare or pay any dividends on our common stock during the three and six months ended June 30, 2022. We declared a special dividend of $1.00 per share ($79 million) on our common stock during the three and six months ended June 30, 2021, which was recorded in “Accounts payable and other” in our Consolidated Balance Sheet as of June 30, 2021. The dividend was paid to shareholders on July 7, 2021.
Under some of our compensation plans, participants are credited additional units when a dividend is declared. The impact of the special dividend was as follows: for the three and six months ended June 30, 2021, $3 million was recognized as a

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
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
Information about certain segment data for the three and six months ended June 30, 2022 and 2021, was as follows:

(Unaudited, in millions)	Market Pulp (1)	Tissue	Wood Products (2)	Paper	Segment Total	Corporate and Other	Total
Sales
Second quarter
2022	$238	$52	$482	$286	$1,058	$—	$1,058
2021	$199	$35	$664	$242	$1,140	$—	$1,140
First six months
2022	$422	$100	$945	$536	$2,003	$—	$2,003
2021	$375	$77	$1,094	$467	$2,013	$—	$2,013
Depreciation and amortization
Second quarter
2022	$7	$4	$11	$10	$32	$3	$35
2021	$6	$4	$10	$16	$36	$4	$40
First six months
2022	$11	$9	$22	$19	$61	$6	$67
2021	$12	$9	$21	$31	$73	$8	$81
Operating income (loss)
Second quarter
2022	$41	$(9)	$180	$37	$249	$(32)	$217
2021	$30	$(7)	$405	$(7)	$421	$(15)	$406
First six months
2022	$63	$(18)	$399	$62	$506	$(54)	$452
2021	$34	$(9)	$626	$(31)	$620	$(37)	$583
(1)Inter-segment sales were $14 million and $8 million for the three months ended June 30, 2022 and 2021, respectively, and $28 million and $15 million for the six months ended June 30, 2022 and 2021, respectively. These inter-segment sales, which were transacted at either the lowest market price of the previous month or cost, were excluded from market pulp sales.
(2)Wood products sales to our previously-held joint ventures, which were transacted at arm’s length negotiated prices, were $20 million for three months ended June 30, 2021, and were $12 million for the period up to the Acquisition Date and $33 million for the six months ended June 30, 2021. See Note 2, “Business Acquisitions” for more information.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 16. Subsequent Events
The following significant events occurred subsequent to June 30, 2022:
•On July 5, 2022, Resolute and Paper Excellence Group, through its wholly-owned subsidiary Domtar Corporation (or, “Domtar”), entered into a business combination agreement (or, the “Transaction”) under which Domtar will acquire all of the issued and outstanding common shares of Resolute for $20.50 per share, in cash, without interest, and one contractual contingent value right per share (or, the “CVR”).
Under the CVR, stockholders will receive any refunds on approximately $500 million of deposits on softwood lumber duties paid by Resolute through June 30, 2022, including any interest thereon, net of certain expenses and of applicable tax and withholding. Any proceeds attributable to the CVR will be distributed proportionally to the CVR holders, and the value will ultimately be determined by the terms and timing of the resolution of the softwood lumber dispute between Canada and the United States. The terms and timing of such resolution is uncertain.
The Board has unanimously approved the Transaction. The Transaction is subject to stockholder approval of the majority of the outstanding shares of Resolute at a stockholders' meeting (or, the “Special Meeting”) to be held in early fall. In addition to stockholder approval, the Transaction is subject to applicable regulatory approvals and the satisfaction of certain other customary closing conditions. A significant stockholder of Resolute, which holds approximately 40% of the outstanding shares, has entered into a voting and support agreement to vote its shares in favor of the Transaction. The Transaction is expected to close in the first half of 2023.
Further information regarding the Transaction will be included in the proxy statement that will be sent to stockholders in advance of the Special Meeting.
•On August 4, 2022, Commerce issued its final determination in the third administrative review of the countervailing and anti-dumping investigations; as a result, we will be required to pay cash deposits to U.S. Customs at new rates of 10.10% on countervailing duties and 4.76% on anti-dumping duties, that will take effect shortly upon the publication of the final determination in the U.S. Federal Register. See Note 13, “Commitments and Contingencies” for more information.

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF THIRD-PARTY DATA
Statements in this Form 10-Q that are not reported financial results or other historical information of Resolute Forest Products are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to the potential benefits of the proposed transaction between Resolute Forest Products and Domtar Corporation; the prospective performance and outlook of our business, performance and opportunities; the ability of the parties to complete the proposed transaction, the expected timing of completion of the proposed transaction; the impact of the coronavirus (or, “COVID-19”) pandemic and resulting economic conditions on our business, results of operations and market price of our securities; the impact on our future business results of the price volatility of our products; the logistics and transportation network constraints and the levels of inventory; the estimated expenditures relating to the indefinite idling of the pulp and paper operations at Calhoun (Tennessee); and to our: efforts and initiatives to reduce costs and increase revenues and profitability; business and operating outlook; future pension obligations; assessment of market conditions; growth strategies and prospects, and the growth potential of the Company and the industry in which we operate; liquidity; future cash flows, including as a result of the changes to our pension funding obligations; estimated capital expenditures; environmental, social and governance (or, “ESG”) reporting; and strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “see,” “anticipate,” “continue,” “contribute,” “position,” “maintain,” “remain,” “increase,” “plan,” “grow,” “enhance,” “seek,” “provide,” “support,” “estimate,” “maximize” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs, and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations, and performance to differ materially from those expressed or implied in this Form 10-Q include, but are not limited to: uncertainties as to the timing of the proposed transaction with Domtar Corporation; the risk that the proposed transaction with Domtar Corporation may not be completed in a timely manner or at all; the possibility that competing offers or acquisition proposals will be made; the possibility that any or all of the various conditions to the consummation of the proposed transaction may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals); the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement, including in circumstances that would require us to pay a termination fee or other expenses; the inability to recover softwood lumber duty refunds in a timely manner or at all; the effect of the pendency of the proposed transaction on our ability to retain and hire key personnel, our ability to maintain relationships with our customers, suppliers and others with whom we do business and our business generally or our stock price; risks related to diverting management’s attention from our ongoing business operations; the impact of the COVID-19 pandemic on our business and resulting economic conditions; developments in non-print media, including changes in consumer habits, and the effectiveness of our responses to these developments; intense competition in the forest products industry; any inability to offer products certified to globally recognized forestry management and chain of custody standards; any inability to successfully implement our strategies to increase our earnings power; the possible failure to successfully integrate acquired businesses with ours or to realize the anticipated benefits of acquisitions or divestitures or other strategic transactions or projects, including loss of synergies following business divestitures; uncertainty or changes in political or economic conditions in the U.S., Canada or other countries in which we sell our products, including the effects of pandemics; global economic and political conditions; the highly cyclical nature of the forest products industry; any difficulties in obtaining timber or wood fiber at favorable prices, or at all; impacts of inflation on the price of goods and services, including changes in the cost of purchased energy and other raw materials; any loss of important customers and resulting accounts receivable credit risk exposure; physical, financial, regulatory, transitional and litigation risks associated with global, regional, and local weather conditions, and climate change; financial, litigation, liability and reputational risks associated with ESG reporting; any disruption in operations or increased labor costs due to labor disputes or occupational health and safety issues; difficulties in our employee relations or in employee attraction or retention, and workforce shortages; disruptions to our supply chain, operations, or the delivery of our products, including due to public health epidemics and workforce shortages; disruptions to our information technology systems including cybersecurity and privacy incidents; risks related to the operation and transition of legacy system applications; negative publicity, even if unjustified; currency fluctuations; any increase in the level of required contributions to our pension plans, including as a result of any increase in the amount by which they are underfunded; our ability to maintain adequate capital resources to provide for all of our substantial capital requirements; the terms of our outstanding indebtedness, which could restrict our current and future operations; increases of interest rates and changes relating to the London Interbank Offered Rate, which could impact our borrowings under our credit facilities; losses that are not covered by insurance; any additional closure costs and long-lived asset impairment or goodwill impairment or accelerated depreciation charges; any need to record additional valuation allowances against our recorded deferred income tax assets or any limitation of our use of certain tax attributes; our exports from one country to another country becoming or remaining subject to duties, cash deposit requirements, border taxes, quotas, or other trade remedies or restrictions; countervailing and anti-dumping duties on imports to the U.S. of the vast majority of our softwood lumber products produced at our Canadian sawmills; any failure to comply with laws or regulations generally; any additional environmental or health and safety liabilities; any violation of trade laws, export controls, or other laws relating to our international sales and operations; adverse outcomes of legal proceedings, claims and governmental inquiries, investigations, and other disputes in which we are involved; the actions of holders of a significant percentage of our common stock; and the potential risks and uncertainties set forth under Part II, Item 1A, “Risk Factors,” in this quarterly report on Form 10-Q and Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (or, the “SEC”) on March 1, 2022 (or, the “2021 Annual Report”), which have been heightened by the COVID-19 pandemic, including related governmental responses and economic impacts, market disruptions and resulting changes in consumer habits.
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
Second Quarter Overview
Business acquisitions
Purchase of cogeneration facility
On April 1, 2022, we acquired a 34.5 megawatt cogeneration facility in Senneterre (Quebec) for $8 million, including a contingent consideration. With this acquisition, we will maximize the use of biomass from our regional operations, generating green power and providing a platform for future growth and enhanced competitiveness in the Abitibi-Témiscamingue region.
Larouche and St-Prime
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
During the quarter, we revised our preliminary allocation of the purchase price. For more information, see Note 2, “Business Acquisitions,” to our Consolidated Financial Statements.
Impact of global economic conditions
We have sustained operations across all of our business segments through the COVID-19 pandemic. There continues to be a measure of uncertainty because of global geopolitical and economic conditions.
While we benefit from strong market conditions for most of our products, our operations and our financial results remain negatively affected by logistics constraints, cost inflation and workforce availability. Limited availability of railcars contributed to an increase in our wood products inventory as of June 30, 2022.

Indefinite idling of pulp and paper operations at Calhoun mill
In December 2021, we announced the indefinite idling of pulp and paper operations at our Calhoun mill. During the first quarter of 2022, pulp and paper operations ceased. During the second quarter of 2022, we have revised our expected 2022 additional cash closure costs, disclosed in our December 31, 2021 Consolidated Financial Statements, from $32 million, previously-revised to $22 million in the first quarter, to $12 million, due to lower than expected chemical disposal costs. We already have incurred $7 million of these costs in the first half of 2022.
Subsequent Event
On July 5, 2022, Resolute and Paper Excellence Group, through its wholly-owned subsidiary Domtar Corporation (or “Domtar”), entered into a business combination agreement (or, the “Transaction”) under which Domtar will acquire all of the issued and outstanding common shares of Resolute for $20.50 per share, in cash, without interest, and one contractual contingent value right per share (or, the “CVR”). This represents an enterprise value of approximately $2.7 billion, excluding the CVR.
Under the CVR, stockholders will receive any refunds on approximately $500 million of deposits on softwood lumber duties paid by Resolute through June 30, 2022, including any interest thereon, net of certain expenses and of applicable tax and withholding. Any proceeds attributable to the CVR will be distributed proportionally to the CVR holders, and the value will ultimately be determined by the terms and timing of the resolution of the softwood lumber dispute between Canada and the United States. The terms and timing of such resolution is uncertain.
The Board has unanimously approved the Transaction. The Transaction is subject to stockholder approval of the majority of the outstanding shares of Resolute at a stockholders' meeting (or, the “Special Meeting”) to be held in early fall. In addition to stockholder approval, the Transaction is subject to applicable regulatory approvals and the satisfaction of certain other customary closing conditions. A significant stockholder of Resolute, which holds approximately 40% of the outstanding shares, has entered into a voting and support agreement to vote its shares in favor of the Transaction. The Transaction is expected to close in the first half of 2023.
Further information regarding the Transaction will be included in the proxy statement that will be sent to stockholders in advance of the Special Meeting.
Three months ended June 30, 2022 vs. June 30, 2021
Our operating income was $217 million in the quarter, compared to an operating income of $406 million in the second quarter of 2021. Excluding special items, our operating income was $225 million, compared to an operating income of $405 million in the year-ago period.
Our net income in the quarter was $256 million, or $3.29 per diluted share, compared to a net income of $268 million, or $3.34 per diluted share, in the year-ago period. Our net income in the quarter, excluding special items, was $155 million, or $2.00 per diluted share, compared to a net income of $300 million, or $3.74 per diluted share, in the year-ago period. Special items are described below.

Three Months Ended June 30, 2022	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$217	$256	$3.29
Adjustments for special items:
Closure costs, impairment and other related charges	5	5	0.06
Net loss on disposition of assets	3	3	0.04
Non-operating pension and other postretirement benefit costs	—	3	0.04
Other income, net	—	(13)	(0.17)
U.S. deferred income tax asset valuation allowance reversal	—	(105)	(1.34)
Income tax effect of special items	—	6	0.08
Adjusted for special items (1)	$225	$155	$2.00

Three Months Ended June 30, 2021	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$406	$268	$3.34
Adjustments for special items:
Closure costs, impairment and other related charges	(1)	(1)	(0.01)
Non-operating pension and other postretirement benefit credits	—	(3)	(0.04)
Other expense, net	—	49	0.61
Income tax effect of special items	—	(13)	(0.16)
Adjusted for special items (1)	$405	$300	$3.74
(1)Operating income, net income and net income per diluted share (or, “EPS”), in each case as adjusted for special items, are not financial measures recognized under U.S. generally accepted accounting principles (or, “GAAP”). We calculate operating income, as adjusted for special items, as operating income from our Consolidated Statements of Operations, adjusted for items such as closure costs, impairment, and other related charges, and gains and losses on disposition of assets that are excluded from our segment’s performance from GAAP operating income. We calculate net income, as adjusted for special items, as net income from our Consolidated Statements of Operations, adjusted for the same special items applied to operating income, in addition to non-operating pension and other postretirement benefit (or, “OPEB”) costs and credits, other income and expense, net, U.S. deferred income tax asset valuation allowance reversal (to offset future projected tax implications of the global intangible low-taxed income inclusion), and the income tax effect of the special items. EPS, as adjusted for special items, is calculated as net income, as adjusted for special items, per diluted share. We believe that using these non-GAAP measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to compare our operations and financial performance from period to period. Operating income, net income and EPS, in each case as adjusted for special items, are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.
Six months ended June 30, 2022 vs. June 30, 2021
Our operating income was $452 million in the first half of the year, compared to operating income of $583 million in the year-ago period. Excluding special items, our operating income was $463 million, compared to operating income of $585 million in the year-ago period. Special items are described below.
Our net income in the first half of the year was $466 million, or $5.97 per diluted share, compared to net income of $355 million, or $4.39 per diluted share, in the year-ago period. Our net income in the period, excluding special items, was $332 million, or $4.26 per diluted share, compared to net income of $419 million, or $5.18 per diluted share, in the year-ago period.

Six Months Ended June 30, 2022	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$452	$466	$5.97
Adjustments for special items:
Closure costs, impairment and other related charges	9	9	0.11
Net loss on disposition of assets	2	2	0.03
Non-operating pension and other postretirement benefit costs	—	10	0.13
Other income, net	—	(58)	(0.74)
U.S. deferred income tax asset valuation allowance reversal	—	(105)	(1.34)
Income tax effect of special items	—	8	0.10
Adjusted for special items (1)	$463	$332	$4.26

Six Months Ended June 30, 2021	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$583	$355	$4.39
Adjustments for special items:
Closure costs, impairment and other related charges	2	2	0.02
Non-operating pension and other postretirement benefit credits	—	(5)	(0.06)
Other expense, net	—	94	1.16
Income tax effect of special items	—	(27)	(0.33)
Adjusted for special items (1)	$585	$419	$5.18
(1)Operating income, net income and EPS, in each case as adjusted for special items, are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Overview – Second Quarter Overview” above.

RESULTS OF OPERATIONS
Consolidated Results
Selected financial information

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except per share amounts)	2022	2021	2022	2021
Sales	$1,058	$1,140	$2,003	$2,013
Operating income (loss) per segment:
Market pulp	$41	$30	$63	$34
Tissue	(9)	(7)	(18)	(9)
Wood products	180	405	399	626
Paper	37	(7)	62	(31)
Segment total	249	421	506	620
Corporate and other	(32)	(15)	(54)	(37)
Operating income	$217	$406	$452	$583
Net income attributable to Resolute Forest Products Inc.	$256	$268	$466	$355
Net income per common share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$3.32	$3.37	$6.02	$4.42
Diluted	$3.29	$3.34	$5.97	$4.39
Adjusted EBITDA (1)	$260	$445	$530	$666

(Unaudited, in millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$355	$112
Total assets	$4,037	$3,538
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2022	2021	2022	2021
Net income including noncontrolling interest	$256	$268	$466	$356
Interest expense	6	5	11	11
Income tax (benefit) provision	(35)	87	23	127
Depreciation and amortization	35	40	67	81
EBITDA	$262	$400	$567	$575
Closure costs, impairment and other related charges	5	(1)	9	2
Net loss on disposition of assets	3	—	2	—
Non-operating pension and other postretirement benefit costs (credits)	3	(3)	10	(5)
Other (income) expense, net	(13)	49	(58)	94
Adjusted EBITDA	$260	$445	$530	$666
Three months ended June 30, 2022 vs. June 30, 2021
Operating income variance analysis
Sales
Sales decreased by $82 million compared to the year-ago period, to $1,058 million. After removing the effects of the indefinite idling of the Calhoun pulp and paper operations during the first quarter of 2022, pricing had an unfavorable impact of $49 million, as a result of lower reference prices in the wood products segment due to market conditions, partly offset by an increase in the average transaction price for the market pulp, paper, and tissue segments. Higher volume increased sales by $10 million, mainly reflecting higher shipments of market pulp, paper, and tissue, partly offset by lower shipments in the wood products segment.
Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs (or, “COS”) increased by $81 million compared to the year-ago period. After removing the effects of the indefinite idling of the Calhoun pulp and paper operations, the higher volume and the weaker Canadian dollar, COS increased by $98 million, largely due to:
•higher fiber costs ($42 million), mainly reflecting an increase in stumpage fees based on higher benchmark lumber selling prices, and in harvesting costs (including fuel) for the wood products segment, as well as higher price of recycled furnish for the market pulp segment;

•higher energy costs ($25 million) due to higher prices of power and natural gas as well as lower internal power generation, mainly as a result of a turbine failure at the Saint-Félicien (Quebec) mill;
•unfavorable maintenance and other operating costs ($31 million) as a result of higher costs, scope and timing of maintenance work, and higher labor and outside services costs; and
•higher chemical costs ($8 million), mainly due to higher prices.
Distribution costs
After removing the impact of volume, including the favorable impact ($5 million) of the indefinite idling of the Calhoun pulp and paper operations, and the weaker Canadian dollar, distribution costs increased by $25 million, mainly due to higher freight rates and limited flexibility of mode of transportation.
Depreciation and amortization
Depreciation and amortization was $5 million lower compared to the year-ago period, primarily due to fully depreciated assets and the decrease in depreciation related to the indefinite idling of the Calhoun pulp and paper operations, whose assets were fully impaired in the fourth quarter of 2021.
Closure costs, impairment and other related charges
In the second quarter of 2022, we recorded additional closure costs, impairment and other related charges of $5 million, related to the indefinite idling of our Baie-Comeau (Quebec) paper mill in the first quarter of 2021, and of our Calhoun pulp and paper mills.
Indefinite idling of the Calhoun pulp and paper operations
During the three months ended June 30, 2022, the indefinite idling of Calhoun pulp and paper operations had a favorable impact of $2 million on our operating income. This included a decrease in sales of $42 million, in COS of $37 million (net of asset preservation costs of $7 million) and in distribution costs of $5 million, all reflecting the lower volume of 50,000 metric tons compared to the year-ago period; and lower depreciation of $2 million.
Net income variance analysis
Non-operating pension and other postretirement benefit (costs) credits
We recorded non-operating pension and OPEB costs of $3 million in the quarter, compared to credits of $3 million in the year-ago period. The difference reflects: lower expected return on plan assets ($6 million) in the current period; partly offset by lower amortization of actuarial losses ($2 million) in the current period.
Other income (expense), net
We recorded other income, net, of $13 million in the quarter, compared to other expense, net, of $49 million, in the year-ago period. The difference mainly reflects a foreign exchange gain of $11 million in the current period, compared to a loss on commodity contracts of $49 million principally related to lumber futures contracts and a foreign exchange loss of $6 million, in the year-ago period. There were no lumber futures contracts outstanding as of June 30, 2022 and 2021.
Income taxes
We recorded an income tax benefit of $35 million in the quarter on income before income taxes of $221 million, compared to an expected income tax provision of $47 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: an income tax benefit for our valuation allowance related to our U.S. operations ($153 million) where we recognized a full valuation allowance against our net deferred income tax assets as of January 1, 2022; partly offset by U.S. tax on non-U.S. earnings ($43 million); foreign tax rate differences ($11 million); and foreign exchange items ($9 million).
During the three months ended June 30, 2022, we released $153 million of the $673 million valuation allowance on our U.S. net deferred income tax assets that existed at January 1, 2022. Of the amount released, $105 million was to offset future projected tax implications of the global intangible low-taxed income (or, “GILTI”) inclusion, which impacted the overall effective tax rate. The remaining balance of the release was mainly to offset tax implications relating to the GILTI inclusion for the three months ended June 30, 2022.

At each reporting period, we assess whether it is more likely than not that the deferred income tax assets will be realized, based on the review of all available positive and negative evidence, including future reversals of existing taxable temporary differences, estimates of future taxable income, past operating results, and prudent and feasible tax planning strategies.
In our evaluation process, we give the most weight to historical income or losses. During the second quarter of 2022, after evaluating all available positive and negative evidence, although realization is not assured, we determined that it is more likely than not that the $105 million of the U.S. net deferred income tax assets released during the quarter, will be realized in the future prior to expiration. The key factor contributing to the conclusion that the positive evidence ultimately outweighed existing negative evidence during the second quarter of 2022 is the continuous GILTI inclusion. The rapidly changing dynamics in the wood products, pulp and paper segments resulted in significant GILTI inclusions, for the first half of 2022 and the 2021 year. We expect significant GILTI inclusions for the second half of 2022 and some future periods based on future projected income. These significant GILTI inclusions have created or are expected to create U.S. taxable income, which is, or expected to be entirely offset by existing U.S. tax attributes included in deferred income tax assets that have been fully reserved.
In the second quarter of 2021, we recorded an income tax provision of $87 million, on income before income taxes of $355 million, compared to an expected income tax provision of $74 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: U.S. tax on non-U.S. earnings ($65 million); and foreign tax rate differences ($19 million); partly offset by a valuation allowance reversal related to our U.S. operations ($70 million) where we recognized a full valuation allowance against our net deferred income tax assets.
The $70 million decrease in our valuation allowance for the three months ended June 30, 2021, was to offset mainly the tax implications relating to the GILTI inclusion.
Six months ended June 30, 2022 vs. June 30, 2021
Operating income variance analysis
Sales
Sales decreased by $10 million compared to the year-ago period, to $2,003 million. After removing the effects of the indefinite idling of the Calhoun pulp and paper operations, pricing had a favorable impact of $114 million, mainly as a result of an increase in the average transaction price for paper, market pulp, and tissue, up by 26%, 23% and 9% respectively, partly offset by a decrease in the average transaction price for wood products, down by 5%. Lower volume decreased sales by $47 million, mainly reflecting lower shipments in wood products ($59 million), partly offset by higher shipments of tissue ($15 million).
Cost of sales, excluding depreciation, amortization and distribution costs
COS increased by $106 million in the period. After removing the effects of the indefinite idling of the Calhoun pulp and paper operations, the weaker Canadian dollar and volume, COS increased by $183 million, largely reflecting:

•higher fiber costs ($87 million), mainly reflecting an increase in stumpage fees based on higher benchmark lumber selling prices, and in harvesting costs (including fuel) for the wood products segment, as well as higher price of recycled furnish for the market pulp segment;
•higher energy costs ($44 million) due to higher prices of power and natural gas as well as lower internal power generation, mainly as a result of a turbine failure at the Saint-Félicien mill;
•unfavorable maintenance and other operating costs ($42 million) as a result of higher costs, scope and timing of maintenance work, and higher labor and outside services costs; and
•higher chemical costs ($14 million), mainly due to higher prices.
Distribution costs
After removing the impact of volume, including the favorable impact ($8 million) of the indefinite idling of the Calhoun pulp and paper operations, and the weaker Canadian dollar, distribution costs increased by $41 million, mainly due to higher freight rates and limited flexibility of mode of transportation.
Depreciation and amortization
Depreciation and amortization was $14 million lower compared to the year-ago period, primarily due to fully depreciated assets and the decrease in depreciation related to the indefinite idling of the Calhoun pulp and paper operations, whose assets were fully impaired in the fourth quarter of 2021.
Selling, general and administrative expenses
Selling, general and administrative (or, “SG&A”) expenses decreased by $6 million in the first half of 2022, compared to the same period last year, mainly due to lower incentive plan expense, which is based on company performance, and lower stock-based compensation expense, which includes a mark-to-market adjustment based on the stock price changes.
Closure costs, impairment and other related charges
In the first half of 2022, we recorded additional closure costs, impairment and other related charges of $9 million, related to the indefinite idling of our Calhoun pulp and paper operations, and additional costs for the Baie-Comeau paper mill. This compares to $2 million of closure costs, impairment and other related charges in the year-ago period, related to the indefinite idling of our Baie-Comeau paper mills.
Indefinite idling of the Calhoun pulp and paper operations
In the first half of 2022, the indefinite idling of our Calhoun pulp and paper operations had a favorable impact of $15 million on our operating income. This included a decrease in sales of $76 million, in COS of $78 million (net of asset preservation costs of $13 million) and in distribution costs of $8 million, all reflecting the lower volume of 100,000 metric tons compared to the year-ago period; and lower depreciation of $4 million and SG&A of $1 million.
Net income variance analysis
Non-operating pension and other postretirement benefit (costs) credits
We recorded non-operating pension and OPEB costs of $10 million in the first half of 2022, compared to credits of $5 million in the year-ago period. The difference reflects: lower expected return on plan assets ($11 million) in the current period, higher interest cost ($4 million), and pension special termination benefit cost ($3 million) related to the indefinite idling of our pulp and paper operations at our Calhoun mill; partly offset by lower amortization of actuarial losses ($6 million) in the current period.
Other income (expense), net
We recorded other income, net, of $58 million in the first half of 2022, compared to other expense, net, of $94 million in the year-ago period. The difference mainly reflects a gain on previously-held equity investments of $42 million (see Note 2, “Business Acquisitions” to our Consolidated Financial Statements), a foreign exchange gain of $8 million and income from equity method investments of $7 million in the current period, compared to a loss on commodity contracts of $86 million, principally related to lumber futures contracts and a foreign exchange loss of $11 million, in the year-ago period. There were no lumber futures contracts outstanding as of June 30, 2022 and 2021.

Income taxes
We recorded an income tax provision of $23 million in the first half of 2022 on income before income taxes of $489 million, compared to an expected income tax provision of $103 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: an income tax benefit for our valuation allowance related to our U.S. operations ($186 million) where we recognized a full valuation allowance against our net deferred income tax assets as of January 1, 2022; partly offset by U.S. tax on non-U.S. earnings ($72 million); foreign tax rate differences ($24 million); and foreign exchange items ($7 million).
During the six months ended June 30, 2022, we released $186 million of the $673 million valuation allowance on our U.S. net deferred income tax assets that existed at January 1, 2022. Of the released amount, $105 million was to offset future projected tax implications of the GILTI inclusion, which impacted the overall effective tax rate. The remaining balance of the release was utilized mainly to offset tax implications relating to the GILTI inclusion for the six months ended June 30, 2022.
In the first half of 2021, we recorded an income tax provision of $127 million, on income before income taxes of $483 million, compared to an expected income tax provision of $101 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: U.S. tax on non-U.S. earnings ($83 million); foreign tax rate differences ($27 million); partly offset by a valuation allowance reversal related to our U.S. operations ($78 million) where we recognized a full valuation allowance against our net deferred income tax assets.
The $78 million net decrease in our valuation allowance for the six months ended June 30, 2021, was to offset mainly the tax implications relating to the GILTI inclusion.

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

MARKET PULP
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2022	2021	2022	2021
Sales	$238	$199	$422	$375
Operating income (1)	$41	$30	$63	$34
EBITDA (2)	$48	$36	$74	$46
(In thousands of metric tons)
Shipments	255	253	481	525
Downtime	18	23	31	48

	June 30,
(Unaudited, in thousands of metric tons)	2022	2021
Finished goods inventory	68	63
(1)Net income including noncontrolling interest is equal to operating income in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2022	2021	2022	2021
Net income including noncontrolling interest	$41	$30	$63	$34
Depreciation and amortization	7	6	11	12
EBITDA	$48	$36	$74	$46
Industry trends
World demand for chemical pulp decreased by 0.8% in the first five months of 2022 compared to the year-ago period, reflecting an increase in North America and Western Europe of 2.2% and 2.1%, respectively, while China decreased by 8.2%. In the first five months of 2022, world capacity increased by 2.2% compared to the year-ago period.

World demand for softwood pulp fell by 2.6% in the first five months of 2022, with a decrease of 14.0% and 0.4% in China and Western Europe, respectively, while North America increased by 3.8%. The shipment-to-capacity ratio was 86%.
In the same period, world demand for hardwood pulp fell by 0.3%, with shipments to China down by 6.6%, while Western Europe and North America were up by 3.3% and 0.4%, respectively. The shipment-to-capacity ratio was 87%.
Three months ended June 30, 2022 vs. June 30, 2021
Operating income variance analysis

MARKET PULP
(Unaudited, in millions)

30
(15)
18
36
16
(14)
(28)
3
(4)
(1)
41
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q2'21 OPERATING INCOME
Calhoun pulp and paper indefinite idling
Volume
Pricing
FX
Calhoun pulp and paper indefinite idling
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q2'22 OPERATING INCOME

Sales
Sales were $39 million higher, or 20%, in the quarter to $238 million as the average transaction price rose by $145 per metric ton, or 18%, and shipments increased by 2,000 metric tons, or 1%. After removing the effects of the indefinite idling of the Calhoun pulp operations, pricing contributed to a $36 million increase due to a rise in pricing across all pulp grades, and higher volume contributed to an $18 million increase due to stronger demand and inventory destocking.
Cost of sales, excluding depreciation, amortization and distribution costs
COS increased by $23 million compared to the year-ago period. After removing the effects of the indefinite idling of the Calhoun pulp operations, higher volume, and the weaker Canadian dollar, COS increased by $28 million, largely reflecting:
•higher energy costs ($13 million) due to higher prices of power and natural gas as well as lower internal power generation, mainly as a result of a turbine failure at the Saint-Félicien mill;
•unfavorable maintenance costs ($9 million) as a result of the timing of scheduled outages and the scope of work;
•higher fiber costs ($6 million), mainly due to higher price of recycled furnish; and
•higher chemical costs ($4 million), mainly due to higher prices.
Distribution costs
Distribution costs increased by $4 million, mainly due to higher freight rates and limited flexibility of mode of transportation.

Six months ended June 30, 2022 vs. June 30, 2021
Operating income variance analysis

MARKET PULP
(Unaudited, in millions)

34
(27)
2
72
34
(1)
(52)
3
3
(8)
1
2
63
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q2'21 OPERATING INCOME
Calhoun pulp and paper indefinite idling
Volume
Pricing
FX
Calhoun pulp and paper indefinite idling
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q1-Q2'22 OPERATING INCOME

Sales
Sales were $47 million higher, or 13%, to $422 million in the first half of the year. After removing the effects of the indefinite idling of the Calhoun pulp operations, pricing increased sales by $72 million, reflecting an increase in the average transaction price of $163 per metric ton, or 23%, due to a price increase across all pulp grades.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of the indefinite idling of the Calhoun pulp operations, higher volume and the weaker Canadian dollar, manufacturing costs increased by $52 million, largely reflecting:
•higher energy costs ($23 million) due to higher prices of power and natural gas as well as lower internal power generation, mainly as a result of a turbine failure at the Saint-Félicien mill;
•higher fiber costs ($16 million), mainly due to higher price of recycled furnish;
•unfavorable maintenance costs ($8 million) as a result of the timing of scheduled outages and the scope of work; and
•higher chemical costs ($7 million), mainly due to higher prices.
Distribution costs
After removing the effect of volume including the favorable impact of the indefinite idling of the Calhoun pulp operations, distribution costs increased by $8 million, mainly due to higher freight rates and limited flexibility of mode of transportation.

TISSUE
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2022	2021	2022	2021
Sales	$52	$35	$100	$77
Operating loss (1)	$(9)	$(7)	$(18)	$(9)
EBITDA (2)	$(5)	$(3)	$(9)	$—
(In thousands of short tons)
Shipments (3)	26	19	51	42
Downtime	—	7	—	7

	June 30,
(Unaudited, in thousands of short tons)	2022	2021
Finished goods inventory (3)	4	8
(1)Net loss including noncontrolling interest is equal to operating loss in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.
(3)Tissue converted products, which are measured in cases, are converted to short tons.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2022	2021	2022	2021
Net loss including noncontrolling interest	$(9)	$(7)	$(18)	$(9)
Depreciation and amortization	4	4	9	9
EBITDA	$(5)	$(3)	$(9)	$—
Industry trends
Total U.S. tissue consumption rose by 4.1% in the first five months of 2022, compared to the year-ago period. Converted product shipments increased by 5.7%, where at-home shipments increased by 5.8%, and away-from-home shipments increased by 5.4%.

U.S. parent roll production rose by 5.0% in the first five months of 2022, and the average industry production-to-capacity ratio increased to 95%, up from 91% in the year-ago period.
Three months ended June 30, 2022 vs. June 30, 2021
Operating loss variance analysis

TISSUE

(Unaudited, in millions)

OPERATING LOSS VARIANCE

(7)
11
6
(9)
(8)
(1)
(1)
(9)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q2'21 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q2'22 OPERATING LOSS

Sales
Sales were $17 million higher, or 49%, to $52 million in the quarter, due to an increase in shipments by 7,000 short tons, or 37%, following the recovery of the retail and away-from-home markets, and an increase in pricing of $231 per short ton, or 13%, due to a favorable product mix.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of higher volume, our manufacturing costs increased by $8 million compared to the year-ago period, mainly related to higher fiber costs ($7 million) due to higher market pulp prices, including the loss of pulp integration following the indefinite idling of the Calhoun pulp and paper operations.

Six months ended June 30, 2022 vs. June 30, 2021
Operating loss variance analysis

TISSUE

(Unaudited, in millions)

OPERATING LOSS VARIANCE

(9)
15
8
(11)
(17)
(1)
(2)
(1)
(18)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q2'21 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q1-Q2'22 OPERATING LOSS

Sales
Sales were $23 million higher, or 30%, to $100 million in the first half of the year, due to an increase in shipments by 9,000 short tons, or 21%, following the recovery of the retail and away-from-home markets, and an increase in pricing of $159 per short ton, or 9%, due to favorable product mix.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of higher volume, our manufacturing costs increased by $17 million compared to the year-ago period, mainly reflecting:
•higher fiber costs ($12 million) due to higher market pulp prices, including the loss of pulp integration following the indefinite idling of the Calhoun pulp and paper operations; and
•higher energy and chemical costs ($3 million) due to higher prices.

WOOD PRODUCTS
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2022	2021	2022	2021
Sales	$482	$664	$945	$1,094
Operating income (1)	$180	$405	$399	$626
EBITDA (2)	$191	$415	$421	$647
(In millions board feet)
Shipments (3)	518	575	971	1,067
Downtime	44	35	50	65

	June 30,
(Unaudited, in millions board feet)	2022	2021
Finished goods inventory (3)	239	124
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2022	2021	2022	2021
Net income including noncontrolling interest	$180	$405	$399	$626
Depreciation and amortization	11	10	22	21
EBITDA	$191	$415	$421	$647
Industry trends
U.S. housing starts were 1.7 million on a seasonally adjusted basis in the first six months of 2022, up by 6.3% from the same period last year, which reflects a 0.5% increase in single-family starts and an increase of 20.0% in multi-family starts.

2x4 – Random Length (or “RL”) #1-2 Kiln Dried Great Lakes (or “KD GL”) price fell by 4.0% in the first six months of 2022 compared to the year ago period, and the 2x4x8 Stud KD GL price fell by 1.8%. The 2x4 – RL #2 KD Southern Pine (Eastside) price decreased by 6.8%, and the 2x4 – RL #2 KD Southern Pine (Westside) price was down by 5.6%.
Three months ended June 30, 2022 vs. June 30, 2021
Operating income variance analysis

WOOD PRODUCTS

(Unaudited, in millions)

OPERATING INCOME VARIANCE

405
(25)
(157)
(2)
(37)
1
4
(6)
(1)
(2)
180
Q2'21 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
FX
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q2'22 OPERATING INCOME

Sales
Sales were $182 million lower, or 27%, to $482 million in the quarter, mainly reflecting lower reference prices due to market conditions, partly offset by the acquisition of the remaining 50% equity interests in Larouche and St-Prime. Pricing contributed to a $157 million decrease in sales, reflecting a decrease of the average transaction price of $316 per thousand board feet, or 27%. Volume decreased sales by $25 million due to a decrease in shipments of 57 million board feet, or 10%, due to logistic constraints as a result of limited rail car availability.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effects of the weaker Canadian dollar, and of the lower volume, which was more than offset by higher manufacturing costs related to the Larouche and St-Prime acquisition, COS increased by $37 million, reflecting:
•higher log costs ($24 million), primarily due to an increase in stumpage fees based on higher benchmark lumber selling prices and fuel; and
•unfavorable sawmill operating costs ($15 million), mainly due to maintenance, labor, outside services and fuel.
Distribution costs
After removing the effect of lower volume, distribution costs increased by $6 million, mainly due to higher freight rates and limited flexibility of mode of transportation.

Six months ended June 30, 2022 vs. June 30, 2021
Operating income variance analysis

WOOD PRODUCTS
(Unaudited, in millions)

626
(59)
(90)
5
(77)
1
6
(9)
(1)
(3)
399
Q1-Q2'21 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
FX
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q1-Q2'22 OPERATING INCOME

Sales
Sales were $149 million lower, or 14%, to $945 million in the first half of the year mainly reflecting lower reference prices due to market conditions, partly offset by the acquisition of the remaining 50% equity interests in Larouche and St-Prime. Pricing decreased sales by $90 million, reflecting a lower average transaction price of $107 per thousand board feet, or 10%. Sales volume was $59 million lower, due to a decrease in shipments of 96 million board feet, or 9%, mainly due to the logistic constraints as a result of limited rail car availability.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effects of the weaker Canadian dollar, and of the lower volume, which was partly offset by higher manufacturing cost related to the Larouche and St-Prime acquisition, COS increased by $77 million, reflecting:
•higher log costs ($53 million), primarily due to an increase in stumpage fees based on higher benchmark lumber selling prices, harvesting costs and fuel; and
•unfavorable sawmill operating costs ($25 million), mainly due to maintenance, labor, outside services and fuel.
Distribution costs
After removing the effect of lower volume, distribution costs increased by $9 million, mainly due to higher freight rates and limited flexibility of mode of transportation.

PAPER
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2022	2021	2022	2021
Sales	$286	$242	$536	$467
Operating income (loss) (1)	$37	$(7)	$62	$(31)
EBITDA (2)	$47	$9	$81	$—
(In thousands of metric tons)
Shipments	361	382	693	760
Downtime	34	35	64	193

	June 30,
(Unaudited, in thousands of metric tons)	2022	2021
Finished goods inventory	67	72
(1)Net income (loss) including noncontrolling interest is equal to operating income (loss) in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2022	2021	2022	2021
Net income (loss) including noncontrolling interest	$37	$(7)	$62	$(31)
Depreciation and amortization	10	16	19	31
EBITDA	$47	$9	$81	$—
Industry trends
North American newsprint demand fell by 5.0% in the first five months of the year compared to the same period last year. Demand from newspaper publishers fell by 5.4% and demand from commercial printers fell by 4.6%. The North American shipment-to-capacity ratio was 90%, compared to 95% in the year-ago-period.

Global demand for newsprint fell by 3.3% in the first five months of 2022, with North America down by 5.0%, Western Europe up by 2.9%, and Asia down by 5.3%. The shipment-to-capacity ratio increased to 88%, up from 87% in the year-ago period.
North American demand for uncoated mechanical papers rose by 8.5% in the first five months of 2022, compared to the year-ago period, reflecting a 11.8% increase in supercalendered grades, and a 6.1% increase in standard grades. The shipment-to-capacity ratio for all uncoated mechanical papers remained unchanged at 93%, compared to the year-ago period.
Three months ended June 30, 2022 vs. June 30, 2021
Operating income (loss) variance analysis

PAPER

(Unaudited, in millions)

OPERATING INCOME (LOSS) VARIANCE

(7)
(27)
6
66
(1)
28
(3)
(27)
4
2
1
(14)
6
3
37
Q2'21 OPERATING LOSS
CHANGE IN SALES
Calhoun pulp and paper indefinite idling
Volume
Pricing
FX
CHANGE IN COS
Calhoun pulp and paper indefinite idling
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
FX
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q2'22 OPERATING INCOME

Sales
Sales increased by $44 million, or 18%, to $286 million in the quarter, reflecting a rise in the average transaction price of $155 per metric ton, or 24%, and a decrease in shipments of 21,000 metric tons, or 5%. After adjusting for the effects of the indefinite idling of the Calhoun paper operations, pricing contributed to a $66 million increase in sales, due to higher prices across all paper grades, and higher volume increased sales by $6 million, principally related to stronger market conditions.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of the indefinite idling of the Calhoun paper operations, the higher volume, and the weaker Canadian dollar, manufacturing costs increased by $27 million, reflecting:
•higher energy costs ($12 million) due to higher prices of power and natural gas;
•unfavorable maintenance costs ($6 million) as a result of the scope of work;
•higher fiber costs ($5 million); and
•higher chemical costs ($3 million).
Distribution costs
After removing the effect of volume and the weaker Canadian dollar, distribution costs increased by $14 million, mainly due to higher freight rates and limited flexibility of mode of transportation.

Depreciation and amortization
Depreciation and amortization was $6 million lower compared to the year-ago period, primarily due to fully depreciated assets and the decrease in depreciation related to the indefinite idling of the Calhoun pulp and paper operations, whose assets were fully impaired in the fourth quarter of 2021.
Six months ended June 30, 2022 vs. June 30, 2021
Operating income (loss) variance analysis

PAPER
(Unaudited, in millions)

(31)
(49)
(5)
124
(1)
57
(2)
(36)
4
6
1
(22)
12
4
62
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q2'21 OPERATING LOSS
Calhoun pulp and paper indefinite idling
Volume
Pricing
FX
Calhoun pulp and paper indefinite idling
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q1-Q2'22 OPERATING INCOME

Sales
Sales rose by $69 million, or 15%, to $536 million in the first half of the year. After adjusting for the effects of the indefinite idling of the Calhoun paper operations and the Canadian dollar fluctuation, pricing contributed to a $124 million increase in sales, due to an increase in the average transaction price of $158 per metric ton, or 26%, due to higher prices across all paper grades. Lower volume decreased sales by $5 million due to logistic constraints.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs increased by $36 million after adjusting for the effects of volume, the indefinite idling of the Calhoun paper operations, and the weaker Canadian dollar, reflecting:
•higher energy costs ($19 million) due to higher prices of power and natural gas as well as lower internal power generation;
•unfavorable maintenance costs ($8 million) as a result of the scope of work;
•higher fiber costs ($6 million); and
•higher chemical costs ($6 million), mainly due to higher prices.
Distribution costs
After removing the impact of volume, including the favorable impact of the indefinite idling of the Calhoun paper operations, and the weaker Canadian dollar, distribution costs increased by $22 million, mainly due to higher freight rates and limited flexibility of mode of transportation.

Depreciation and amortization
Depreciation and amortization was $12 million lower compared to the year-ago period, primarily due to fully depreciated assets and the decrease in depreciation related to the indefinite idling of the Calhoun paper operations, whose assets were fully impaired in the fourth quarter of 2021.

Corporate and Other
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2022	2021	2022	2021
Cost of sales, excluding depreciation, amortization and distribution costs	$(7)	$(2)	$(16)	$(2)
Depreciation and amortization	(3)	(4)	(6)	(8)
Selling, general and administrative expenses	(14)	(10)	(21)	(25)
Closure costs, impairment and other related charges	(5)	1	(9)	(2)
Net loss on disposition of assets	(3)	—	(2)	—
Operating loss	(32)	(15)	(54)	(37)
Interest expense	(6)	(5)	(11)	(11)
Non-operating pension and other postretirement benefit (costs) credits	(3)	3	(10)	5
Other income (expense), net	13	(49)	58	(94)
Income tax benefit (provision)	35	(87)	(23)	(127)
Net income (loss) including noncontrolling interest	$7	$(153)	$(40)	$(264)
The table below shows the reconciliation of net income (loss) including noncontrolling interest to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2022	2021	2022	2021
Net income (loss) including noncontrolling interest	$7	$(153)	$(40)	$(264)
Interest expense	6	5	11	11
Income tax (benefit) provision	(35)	87	23	127
Depreciation and amortization	3	4	6	8
EBITDA	(19)	(57)	—	(118)
Closure costs, impairment and other related charges	5	(1)	9	2
Net loss on disposition of assets	3	—	2	—
Non-operating pension and other postretirement benefit costs (credits)	3	(3)	10	(5)
Other (income) expense, net	(13)	49	(58)	94
Adjusted EBITDA	$(21)	$(12)	$(37)	$(27)
Three and six months ended June 30, 2022 vs. June 30, 2021
Cost of sales, excluding depreciation, amortization and distribution costs
COS increased compared to the year-ago period principally due to asset preservation costs, mainly related to our indefinitely idled Calhoun pulp and paper operations.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, cash flows provided by operations, and our credit facilities to: fund our operations; make pension contributions; and to finance our working capital, capital expenditures, duty cash deposits and opportunities in support of our growth and transformation strategy. In addition, from time to time we may use available cash to reduce debt and to return capital to stockholders, including through share repurchases or special dividends. As of June 30, 2022, we had cash and cash equivalents of $355 million and availability of $908 million under our credit facilities.
Based on our current projections, we expect to have sufficient financial resources available to finance our business plan, make pension contributions, meet working capital and duty cash deposit requirements, and maintain an appropriate level of capital spending.
Second Quarter Overview
Credit rating risk

	Current	December 31, 2021
Standard & Poor’s
Senior unsecured debt (1)	B	B
Long-term corporate credit rating (1)	B+	B+
Outlook (1)	CreditWatch	Stable
Moody’s Investors Service
Senior unsecured debt (1) (2)	B1	B2
Corporate family rating (1) (2)	Ba3	B1
Outlook (1)	Under Review	Stable
Liquidity rating	SGL-1	SGL-1
(1)On July 7, 2022, following the announcement of the Transaction, Standard & Poor’s changed the Positive Outlook to CreditWatch with positive implications. Additionally, Moody’s changed the Stable Outlook to Under Review for downgrade.
(2)On April 6, 2022, Moody’s upgraded the senior unsecured debt to B1, and the corporate family rating was upgraded to Ba3.
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
Senior Secured Credit Facility
The obligations under the Senior Secured Credit Facility (as defined in Note 10, “Long-Term Debt” to our Consolidated Financial Statements) are guaranteed by certain material U.S. subsidiaries of the Company and are secured by a first priority mortgage on the real property of the Company’s facility in Calhoun and a first priority security interest on the fixtures and equipment located therein. Following the indefinite idling of the Calhoun pulp and paper operations, the Company entered into agreements, on March 2, 2022, to provide the following additional security under the Senior Secured Credit Facility: (i) a first priority mortgage on the real property of the Company’s sawmill facilities in Glenwood and El Dorado (Arkansas) and a first priority security interest on the fixtures and equipment located therein, and (ii) a first priority security interest on the fixtures and equipment at the Company’s sawmill facility in Cross City (Florida).

Flow of Funds
Summary of cash flows
A summary of cash flows for the six months ended June 30, 2022 and 2021, was as follows:

	Six Months Ended June 30,
(Unaudited, in millions)	2022	2021
Net cash provided by operating activities	$428	$475
Net cash used in investing activities	(185)	(133)
Net cash used in financing activities	(3)	(282)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(2)	—
Net increase in cash and cash equivalents, and restricted cash	$238	$60
Six months ended June 30, 2022 vs. June 30, 2021
Net cash provided by operating activities
We generated $428 million of cash from operating activities in the first half of 2022, compared to $475 million in the year-ago period. The decrease is primarily driven by lower profitability.
Net cash used in investing activities
We used $185 million of cash in investing activities in the current period, compared to $133 million in the year-ago period. The difference mostly reflects the acquisitions, net of cash acquired, of Larouche and St-Prime and of a cogeneration facility in Senneterre ($50 million), and higher countervailing and anti-dumping duty cash deposits ($14 million) in the current period, offset by a decrease in cash invested in fixed assets ($10 million).
Net cash used in financing activities
Net cash used in financing activities was $3 million in the first half of 2022, compared to $282 million in the year-ago period. The difference mostly reflects the repayment of the 5.875% senior unsecured notes due 2023 of $375 million partly offset by the issuance of the 4.875% senior unsecured notes due 2026 of $300 million, as well as the repayment of $180 million in term loans in the year-ago period. In the current year, we also repurchased $2 million of shares, compared to $20 million in the year-ago period.
Outlook
While the underlying fundamentals for building materials remain positive, we are mindful of inflationary pressure and rising interest rates, which could continue to affect pricing and margins. With our network of high-quality pulp and paper assets and structural advantages, such as fiber integration and embedded power generation, we are well-positioned to maintain margins in a rising price environment. We continue to work hard to adapt to challenges in the transportation network, and we expect to gradually normalize inventory levels in the second half of the year.
Share Repurchase Program
On December 7, 2021, we announced a new share repurchase program, authorized by our board of directors, of up to ten million shares of our common stock or $100 million, whichever occurs first. We repurchased no shares during the three months ended June 30, 2022, and 125,482 shares at an average price of $11.34 for a total of $2 million during the six months ended June 30, 2022.
On March 2, 2020, our board of directors authorized a share repurchase program of up to 15% of our common stock, for an aggregate consideration of up to $100 million. During the three and six months ended June 30, 2021, we repurchased 343,894 shares at an average price of $11.21 for a total of $3 million and 2,092,348 shares at an average price of $9.78 for a total of $20 million, respectively. This share repurchase program was completed in December 2021.

Dividends
We did not declare or pay any dividends on our common stock during the three and six months ended June 30, 2022. We declared a special dividend of $1.00 per share ($79 million) on our common stock during the three and six months ended June 30, 2021, which was recorded in “Accounts payable and other” in our Consolidated Balance Sheet as of June 30, 2021. The dividend was paid to shareholders on July 7, 2021.

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
ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of June 30, 2022. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
(b) Changes in Internal Control over Financial Reporting:
In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RESOLUTE FOREST PRODUCTS INC.
PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
In addition to the legal proceedings presented under Part I, Item 3, “Legal Proceedings,” in our 2021 Annual Report, see the description of our material pending legal proceedings in Note 13, “Commitments and Contingencies – Legal matters,” to our Consolidated Financial Statements, which is incorporated in this “Item 1 – Legal Proceedings” by reference.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors” in our 2021 Annual Report, which could materially affect our business, financial condition or future results. Except as stated below, there have been no material changes to the risk factors previously disclosed in our 2021 Annual Report.
The proposed business combination transaction of the Company with Paper Excellence Group, through its wholly-owned subsidiary Domtar Corporation (or, the “Transaction”), is subject to certain closing conditions that, if not satisfied or waived, will result in the Transaction not being completed, which may cause the market price of the Company’s common stock to decline.
The Transaction is subject to customary conditions to closing, including the receipt of required regulatory approvals and other customary closing conditions. If any condition to the Transaction is not satisfied or, if permissible, waived, the Transaction will not be completed. In addition, Domtar Corporation (or, “Domtar”) and the Company may terminate the Transaction in certain circumstances. If Domtar and the Company do not complete the Transaction, the market price of the Company’s common stock may fluctuate to the extent that the current market prices of those shares reflect a market assumption that the Transaction will be completed. The Company will also be obligated to pay certain fees and expenses in connection with the Transaction, whether or not the Transaction is completed. In addition, the Company has diverted significant management resources in an effort to complete the Transaction and is subject to restrictions contained in the agreement on the conduct of its business. If the Transaction is not completed, the Company will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit. Further, in specified circumstances, the Company may be required to pay Domtar a company termination fee of up to $40 million if the Transaction is terminated.
The announcement and pendency of the proposed Transaction may adversely affect our business, results of operations and financial condition.
Uncertainty about the effect of the proposed Transaction on our agents, customers, employees, and other parties may have an adverse effect on our business, results of operations and financial condition. These risks to our business include the following, among other factors, all of which could be exacerbated by a delay in the completion of the proposed Transaction:
•the impairment of our ability to attract, retain and motivate employees, including key personnel;
•the diversion of significant management time and resources toward the completion of the proposed Transaction that could otherwise have been devoted to pursuing other beneficial opportunities for the Company;
•difficulties maintaining relationships with agents, customers and other business partners;
•delays or deferments of certain business decisions by agents, customers and other business partners;
•the inability to pursue alternative business opportunities or make appropriate changes to our business because the merger agreement between the Company and Domtar requires us to conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the proposed Transaction;
•any legal proceedings related to the proposed Transaction and the costs related thereto; and
•the incurrence of significant costs, expenses, and fees of professional services and other transaction costs in connection with the proposed Transaction.

RESOLUTE FOREST PRODUCTS INC.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information about our stock repurchases for the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30	—	$—	—	$98,576,675
May 1 to May 31	—	—	—	98,576,675
June 1 to June 30	—	—	—	98,576,675
Total	—	$—	—	$98,576,675
(1)2021 share repurchase program of up to ten million shares of our common stock or $100 million, whichever occurs first. For more information, see Note 14, “Share Capital,” to our Consolidated Financial Statements.
ITEM 5.    OTHER INFORMATION
On August 4, 2022, the Board of Directors of the Company amended the Company's bylaws (as so amended, the “Amended and Restated Bylaws”) to incorporate a clause providing that, unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent or shareholder of the Company to the Company or the Company's shareholders, (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the Company's certificate of incorporation or the Amended and Restated Bylaws, or (d) any action asserting a claim governed by the internal affairs doctrine will be the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks jurisdiction over such action or proceeding, then another court of the State of Delaware or, if no court of the State of Delaware has jurisdiction, then the United States District Court for the District of Delaware).
This description is qualified in its entirely by the full text of the Company's Amended and Restated Bylaws, which are filed with this Quarterly Report as Exhibit 3.1.

RESOLUTE FOREST PRODUCTS INC.
ITEM 6.    EXHIBITS

Exhibit No.	Description

3.1	By-laws of Resolute Forest Products Inc., as amended through August 4, 2022.

†10.1	2022 Resolute Forest Products Inc. Short-Term Incentive Plan – Canada / International.

†10.2	2022 Resolute Forest Products Inc. Short-Term Incentive Plan – U.S.

†10.3	Form of Amendment to Resolute Forest Products Equity Incentive Plan Employee Nonqualified Stock Option Agreement.

†10.4	Special Advisor Employment Agreement between Yves Laflamme and Resolute Forest Products Inc., dated June 23, 2022.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

†	This is a management contract or compensatory plan or arrangement.
*	Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

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
Date: August 4, 2022