Form 10-Q
period 2022-09-30
Resolute Forest Products Inc.
filed 2022-11-03
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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
    Yes ☐    No ☒
As of October 31, 2022, there were 76,811,811 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions of U.S. dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$974	$817	$2,977	$2,830
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	653	554	1,847	1,642
Depreciation and amortization	34	42	101	123
Distribution costs	107	87	310	264
Selling, general and administrative expenses	57	32	133	114
Closure costs, impairment and other related charges (Note 3)	(1)	—	8	2
Net loss on disposition of assets	—	—	2	—
Operating income	124	102	576	685
Interest expense	(5)	(5)	(16)	(16)
Non-operating pension and other postretirement benefit (costs) credits	(3)	3	(13)	8
Other income (expense), net (Note 4)	37	20	95	(74)
Income before income taxes	153	120	642	603
Income tax provision (Note 12)	(66)	(40)	(89)	(167)
Net income including noncontrolling interest	87	80	553	436
Net income attributable to noncontrolling interest	—	—	—	(1)
Net income attributable to Resolute Forest Products Inc.	$87	$80	$553	$435
Net income per share attributable to Resolute Forest Products Inc. common shareholders (Note 6):
Basic	$1.12	$1.00	$7.14	$5.44
Diluted	$1.11	$0.99	$7.07	$5.39
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	77.5	79.4	77.4	80.0
Diluted	78.4	80.1	78.2	80.8
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income including noncontrolling interest	$87	$80	$553	$436
Other comprehensive income:
Unamortized prior service costs
Change in unamortized prior service costs (Note 5)	—	—	—	(3)
Income tax provision	—	—	—	—
Change in unamortized prior service costs, net of tax	—	—	—	(3)
Unamortized actuarial losses
Change in unamortized actuarial losses (Note 5)	16	16	61	84
Income tax provision	(3)	(4)	(11)	(20)
Change in unamortized actuarial losses, net of tax	13	12	50	64
Foreign currency translation	(3)	—	(3)	—
Other comprehensive income, net of tax	10	12	47	61
Comprehensive income including noncontrolling interest	97	92	600	497
Comprehensive income attributable to noncontrolling interest	—	—	—	(1)
Comprehensive income attributable to Resolute Forest Products Inc.	$97	$92	$600	$496
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions of U.S. dollars, except per share amount)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$446	$112
Accounts receivable, net:
Trade	297	257
Other	60	56
Inventories, net (Note 7)	609	510
Other current assets	49	54
Total current assets	1,461	989
Fixed assets, less accumulated depreciation of $1,840 and $1,752 as of September 30, 2022 and December 31, 2021, respectively	1,275	1,270
Amortizable intangible assets, less accumulated amortization of $41 and $37 as of September 30, 2022 and December 31, 2021, respectively	57	57
Goodwill (Note 2)	85	31
Deferred income tax assets	515	653
Operating lease right-of-use assets	54	54
Other assets (Note 8)	606	484
Total assets	$4,053	$3,538
Liabilities and equity
Current liabilities:
Accounts payable and other (Note 9)	$493	$421
Current portion of long-term debt (Note 10)	1	2
Current portion of operating lease liabilities	8	8
Total current liabilities	502	431
Long-term debt, net of current portion (Note 10)	300	300
Pension and other postretirement benefit obligations	991	1,151
Deferred income tax liabilities	2	—
Operating lease liabilities, net of current portion	48	51
Other liabilities	91	88
Total liabilities	1,934	2,021
Commitments and contingencies (Note 13)
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 121.3 million shares issued and 76.8 million shares outstanding as of September 30, 2022; 121.2 million shares issued and 76.8 million shares outstanding as of December 31, 2021	—	—
Additional paid-in capital	3,811	3,807
Deficit	(456)	(1,009)
Accumulated other comprehensive loss (Note 5)	(1,015)	(1,062)
Treasury stock at cost, 44.5 million shares and 44.4 million shares as of September 30, 2022 and December 31, 2021, respectively	(224)	(222)
Total Resolute Forest Products Inc. shareholders’ equity	2,116	1,514
Noncontrolling interest	3	3
Total equity	2,119	1,517
Total liabilities and equity	$4,053	$3,538
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions of U.S. dollars)

	Three Months Ended September 30, 2022
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total Equity
Balance as of June 30, 2022	$—	$3,811	$(543)	$(1,025)	$(224)	$3	$2,022
Share-based compensation, net of withholding taxes	—	—	—	—	—	—	—
Net income	—	—	87	—	—	—	87
Other comprehensive income, net of tax	—	—	—	10	—	—	10
Balance as of September 30, 2022	$—	$3,811	$(456)	$(1,015)	$(224)	$3	$2,119

	Nine Months Ended September 30, 2022
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total Equity
Balance as of December 31, 2021	$—	$3,807	$(1,009)	$(1,062)	$(222)	$3	$1,517
Share-based compensation, net of withholding taxes	—	4	—	—	—	—	4
Net income	—	—	553	—	—	—	553
Purchases of treasury stock (0.1 million shares) (Note 14)	—	—	—	—	(2)	—	(2)
Stock unit awards vested and stock options exercised (0.1 million shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	47	—	—	47
Balance as of September 30, 2022	$—	$3,811	$(456)	$(1,015)	$(224)	$3	$2,119

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions of U.S. dollars)

	Three Months Ended September 30, 2021
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interest	Total Equity
Balance as of June 30, 2021	$—	$3,805	$(961)	$(1,265)	$(194)	$2	$1,387
Share-based compensation, net of withholding taxes	—	—	—	—	—	—	—
Net income	—	—	80	—	—	—	80
Purchases of treasury stock (1.2 million shares) (Note 14)	—	—	—	—	(14)	—	(14)
Other comprehensive income, net of tax	—	—	—	12	—	—	12
Balance as of September 30, 2021	$—	$3,805	$(881)	$(1,253)	$(208)	$2	$1,465

	Nine Months Ended September 30, 2021
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interest	Total Equity
Balance as of December 31, 2020	$—	$3,804	$(1,235)	$(1,314)	$(174)	$1	$1,082
Share-based compensation, net of withholding taxes	—	(1)	—	—	—	—	(1)
Net income	—	—	435	—	—	1	436
Purchases of treasury stock (3.3 million shares) (Note 14)	—	—	—	—	(34)	—	(34)
Special dividend (Note 14)	—	2	(81)	—	—	—	(79)
Stock unit awards vested (0.4 million shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	61	—	—	61
Balance as of September 30, 2021	$—	$3,805	$(881)	$(1,253)	$(208)	$2	$1,465
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions of U.S. dollars)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income including noncontrolling interest	$553	$436
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Share-based compensation	6	3
Depreciation and amortization	101	123
Deferred income taxes	85	167
Net pension contributions and other postretirement benefit payments	(34)	(71)
Gain on previously-held equity investments (Note 2)	(42)	—
Net loss on disposition of assets	2	—
Loss (gain) on translation of foreign currency denominated deferred income taxes	42	(7)
(Gain) loss on translation of foreign currency denominated pension and other postretirement benefit obligations	(70)	6
Net planned major maintenance amortization (payments)	19	(15)
Changes in working capital:
Accounts receivable	(39)	(45)
Inventories	(81)	(48)
Other current assets	(19)	(11)
Accounts payable and other	48	34
Other, net	20	8
Net cash provided by operating activities	591	580
Cash flows from investing activities:
Cash invested in fixed assets	(68)	(79)
Cash invested in intangible assets	(3)	—
Acquisitions of businesses, net of cash acquired (Note 2)	(49)	—
Disposition of assets	5	—
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber (Note 8)	(138)	(128)
Other investing activities, net	—	3
Net cash used in investing activities	(253)	(204)
Cash flows from financing activities:
Issuance of long-term debt (Note 10)	—	300
Payment of special dividend	—	(79)
Repayments of debt (Note 10)	(2)	(557)
Purchases of treasury stock (Note 14)	(2)	(34)
Payments of financing fees	—	(7)
Other financing activities, net	—	2
Net cash used in financing activities	(4)	(375)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(7)	(1)
Net increase in cash and cash equivalents, and restricted cash	$327	$—
Cash and cash equivalents, and restricted cash:
Beginning of period	$152	$159
End of period	$479	$159
Cash and cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$446	$119
Restricted cash (included in “Other assets”)	$33	$40
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
Financial statements
Our unaudited interim consolidated financial statements and accompanying notes (or, the “Consolidated Financial Statements”) have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (or, the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (or, “GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the Consolidated Financial Statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year. These Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022. Certain prior period amounts in the notes to our Consolidated Financial Statements have been reclassified to conform to the 2022 presentation.
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
Note 2. Business Combinations
Potential acquisition by Paper Excellence
On July 5, 2022, Resolute and Paper Excellence Group, through its wholly-owned subsidiary Domtar Corporation (or, “Domtar”), entered into a business combination agreement (or, the “Transaction”) under which Domtar will acquire all of the issued and outstanding common shares of Resolute for $20.50 per share, in cash, without interest, and one contractual contingent value right per share (or, the “CVR”).
Under the CVR, stockholders will receive any refunds on approximately $500 million of deposits on softwood lumber duties paid by Resolute through June 30, 2022, including any interest thereon, net of certain expenses and of applicable taxes. Any proceeds attributable to the CVR will be distributed proportionally to the CVR holders, and the value will ultimately be determined by the terms and timing of the resolution of the softwood lumber dispute between Canada and the United States. The terms and timing of such resolution is uncertain.
On October 31, 2022, Resolute's stockholders approved the Transaction. The Transaction, which is subject to applicable regulatory approvals and the satisfaction of certain other customary closing conditions, is expected to close in the first half of 2023. See Note 16, “Subsequent Events.”
Acquisition of Larouche and St-Prime
On March 4, 2022 (or, the “Acquisition Date”), we acquired control of Resolute-LP Engineered Wood Larouche Inc. and Resolute-LP Engineered Wood St-Prime Limited Partnership (or, “Larouche and St-Prime”), that were previously held as 50% owned joint ventures, by acquiring the remaining 50% equity interests from Louisiana-Pacific Canada Ltd., a wholly-owned subsidiary of Louisiana-Pacific Corporation, for a cash consideration of $51 million (including $1 million of working capital adjustment, and net of cash acquired of $8 million). Larouche and St-Prime, which are engineered wood product facilities

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
located in Quebec, produce I-joists for the construction industry. This acquisition solidifies our presence in the engineered wood product segment.
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
The following table summarizes our preliminary allocation of the purchase price to the fair values of assets acquired and liabilities assumed at the Acquisition Date:

(Unaudited, in millions)
Cash and cash equivalents	$16
Accounts receivable	10
Inventories	16
Current assets acquired	$42
Fixed assets	$28
Goodwill (1)	54
Total assets acquired and goodwill	$124
Accounts payable and other	$3
Current liabilities assumed	3
Pension and other postretirement benefit obligations	1
Deferred income tax liabilities	2
Total liabilities assumed	$6
Net assets acquired	$118
Cash consideration transferred	59
Fair value of the previously held interests in Larouche and St-Prime	59
Total fair value of consideration	$118
(1)The goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized and is mostly attributable to securing downstream integration and the Larouche and St-Prime assembled workforce. Goodwill has been assigned to the wood products segment, and is included in such segment for goodwill impairment testing purposes. The total amount of goodwill is not deductible for tax purposes.
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
At the Acquisition Date, our previously-held equity investments of $17 million were remeasured at a fair value of $59 million, which resulted in a gain of $42 million. The gain was recorded in “Other income (expense), net” in our Consolidated Statements of Operations for the nine months ended September 30, 2022.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
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
From the Acquisition Date to September 30, 2022, our consolidated financial results included sales of $127 million and net income of $36 million attributable to Larouche and St-Prime.
The following unaudited pro forma information for the three and nine months ended September 30, 2022, represents our results of operations as if the acquisition of Larouche and St-Prime had occurred on January 1, 2021. This pro forma information does not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2022	2021	2022	2021
Sales	$974	$853	$2,997	$2,903
Net income attributable to Resolute Forest Products Inc. (1)	$87	$86	$521	$476
(1)For the pro forma information, the gain on previously-held equity investments of $42 million was considered realized in the nine months ended September 30, 2021, and deducted from the nine months ended September 30, 2022.
Acquisition of a power generation facility
On April 1, 2022, we acquired a 34.5 megawatt power generation facility in Senneterre (Quebec) for $8 million, including a contingent consideration. With this acquisition, we will maximize the use of biomass from our regional operations.
Note 3. Closure Costs, Impairment and Other Related Charges
In December 2021, the Company announced the indefinite idling of pulp and paper operations at our Calhoun (Tennessee) mill. We have revised our expected 2022 additional cash closure costs, disclosed in our December 31, 2021 Consolidated Financial Statements, from $32 million to $12 million, due to lower than expected chemical disposal costs. During the three and nine months ended September 30, 2022, we recognized nil and $7 million, respectively, of these costs.
In March 2021, the Company announced the indefinite idling of the Amos and Baie-Comeau (Quebec) paper mills. During the three and nine months ended September 30, 2022, we recognized additional other costs of nil and $4 million, respectively, for the Baie-Comeau paper mill.
Note 4. Other Income (Expense), Net
Other income (expense), net for the three and nine months ended September 30, 2022 and 2021, was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2022	2021	2022	2021
Foreign exchange gain	$37	$12	$45	$1
Gain (loss) on commodity contracts (1)	—	1	1	(85)
Income from equity method investments	—	8	7	12
Gain on previously-held equity investments (Note 2)	—	—	42	—
Miscellaneous expense	—	(1)	—	(2)
	$37	$20	$95	$(74)
(1)The loss for the nine months ended September 30, 2021, was principally related to lumber futures contracts; none of these contracts were outstanding as of September 30, 2022 and 2021.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 5. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the three and nine months ended September 30, 2022 and 2021, was as follows:

(Unaudited, in millions)	Unamortized Prior Service Costs	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of June 30, 2022	$(5)	$(1,014)	$(6)	$(1,025)
Other comprehensive loss before reclassifications	—	—	(3)	(3)
Amounts reclassified from accumulated other comprehensive loss	—	13	—	13
Net current period other comprehensive income (loss)	—	13	(3)	10
Balance as of September 30, 2022	$(5)	$(1,001)	$(9)	$(1,015)

(Unaudited, in millions)	Unamortized Prior Service Costs	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2021	$(5)	$(1,051)	$(6)	$(1,062)
Other comprehensive income (loss) before reclassifications (1)	—	10	(3)	7
Amounts reclassified from accumulated other comprehensive loss	—	40	—	40
Net current period other comprehensive income (loss)	—	50	(3)	47
Balance as of September 30, 2022	$(5)	$(1,001)	$(9)	$(1,015)
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
The reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2022 and 2021, were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2022	2021	2022	2021	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Costs
Amortization of prior service costs or credits	$—	$—	$—	$(2)	Non-operating pension and other postretirement benefit (costs) credits (1)
Curtailment gain	—	—	—	(1)	Non-operating pension and other postretirement benefit (costs) credits (1)
Income tax effect of the above	—	—	—	—	Income tax provision
Net of tax	—	—	—	(3)
Unamortized Actuarial Losses
Amortization of actuarial losses	16	16	48	54	Non-operating pension and other postretirement benefit (costs) credits (1)
Other items	—	—	3	—	Non-operating pension and other postretirement benefit (costs) credits (1)
Income tax effect of the above	(3)	(4)	(11)	(12)	Income tax provision
Net of tax	13	12	40	42
Total Reclassifications	$13	$12	$40	$39
(1)These items are included in the computation of net periodic benefit costs (credits) related to our pension and OPEB plans summarized in Note 11, “Employee Benefit Plans.”
Note 6. Net Income Per Share
The reconciliation of the basic and diluted net income per share for the three and nine months ended September 30, 2022 and 2021, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income attributable to Resolute Forest Products Inc.	$87	$80	$553	$435
Denominator:
Weighted-average number of Resolute Forest Products Inc. common shares outstanding	77.5	79.4	77.4	80.0
Dilutive impact of nonvested stock unit awards and stock options	0.9	0.7	0.8	0.8
Diluted weighted-average number of Resolute Forest Products Inc. common shares outstanding	78.4	80.1	78.2	80.8
Net income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$1.12	$1.00	$7.14	$5.44
Diluted	$1.11	$0.99	$7.07	$5.39

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
The weighted-average number of outstanding stock options and nonvested equity-classified restricted stock units, deferred stock units and performance stock units (collectively, “stock unit awards”) that were excluded from the calculation of diluted net income per share, as their impact would have been antidilutive, for the three and nine months ended September 30, 2022 and 2021, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2022	2021	2022	2021
Stock options	—	0.4	—	0.5
Stock unit awards	—	—	—	—
Note 7. Inventories, Net
Inventories, net as of September 30, 2022 and December 31, 2021, were comprised of the following:

(Unaudited, in millions)	September 30, 2022	December 31, 2021
Raw materials	$186	$159
Work in process	80	57
Finished goods	183	148
Mill stores and other supplies	160	146
	$609	$510
Note 8. Other Assets
Other assets as of September 30, 2022 and December 31, 2021, were comprised of the following:

(Unaudited, in millions)	September 30, 2022	December 31, 2021
Countervailing duty cash deposits on softwood lumber (Note 13)	$424	$339
Anti-dumping duty cash deposits on softwood lumber (Note 13)	111	58
Equity method investments	11	22
Restricted cash	33	40
Other	27	25
	$606	$484
Note 9. Accounts Payable and Other
Accounts payable and other as of September 30, 2022 and December 31, 2021, were comprised of the following:

(Unaudited, in millions)	September 30, 2022	December 31, 2021
Trade accounts payable	$338	$262
Accrued compensation	86	89
Accrued interest	2	6
Pension and other postretirement benefit obligations	13	14
Accrued provision related to Fibrek Inc. litigation (Note 13)	20	21
Income and other taxes payable	7	4
Other	27	25
	$493	$421

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 10. Long-Term Debt
Overview
Long-term debt, including current portion, as of September 30, 2022 and December 31, 2021, was comprised of the following:

(Unaudited, in millions)	September 30, 2022	December 31, 2021
4.875% senior unsecured notes due 2026:
Principal amount	$300	$300
Deferred financing costs	(4)	(5)
Total 4.875% senior unsecured notes due 2026	296	295
Finance lease obligations	4	6
Other debt	1	1
Total debt	301	302
Less: Current portion of finance lease obligations and other debt	(1)	(2)
Long-term debt, net of current portion	$300	$300
Debt availabilities

(Unaudited, in millions)	September 30, 2022	December 31, 2021
Term Loan Facility	$180	$180
Revolving Credit Facility	180	180
ABL Credit Facility (1)	355	307
Secured delayed draw term loan facility (C$220 million as of September 30, 2022 and December 31, 2021)	159	174
Total availability	$874	$841
(1)The availability as of September 30, 2022, was $355 million, net of $82 million of ordinary course letters of credit outstanding, of which $62 million were to guarantee surety bonds of $101 million related to the U.S. softwood lumber cash deposits. The availability as of December 31, 2021, was $307 million, net of $73 million of ordinary course letters of credit outstanding, of which $53 million were to guarantee surety bonds of $83 million related to the U.S. softwood lumber cash deposits.
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
The fair value of the 2026 Notes (Level 1) was $291 million as of September 30, 2022.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 11. Employee Benefit Plans
Pension and other postretirement benefit plans
The components of net periodic benefit costs (credits) relating to our pension and OPEB plans for the three and nine months ended September 30, 2022 and 2021, were as follows:
Pension Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2022	2021	2022	2021
Interest cost	$35	$33	$106	$100
Expected return on plan assets	(49)	(53)	(147)	(162)
Amortization of actuarial losses	17	18	52	59
Amortization of prior service costs	—	1	—	1
Non-operating pension costs (credits)	3	(1)	11	(2)
Service cost	5	4	12	12
Net periodic benefit costs before special events	8	3	23	10
Other loss (gain)	—	—	3	(1)
	$8	$3	$26	$9
OPEB Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2022	2021	2022	2021
Interest cost	$1	$1	$3	$3
Amortization of actuarial gains	(1)	(2)	(4)	(5)
Amortization of prior service credits	—	(1)	—	(3)
Non-operating other postretirement benefit credits	—	(2)	(1)	(5)
Service cost	—	1	—	1
Net periodic benefit credits before special events	—	(1)	(1)	(4)
Other	—	—	—	—
	$—	$(1)	$(1)	$(4)
Defined contribution plans
Our expense for the defined contribution plans totaled $4 million and $5 million for the three months ended September 30, 2022 and 2021, and $13 million and $14 million for the nine months ended September 30, 2022 and 2021.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 12. Income Taxes
The income tax provision attributable to income before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2022	2021	2022	2021
Income before income taxes	$153	$120	$642	$603
Income tax provision:
Expected income tax provision	(32)	(26)	(135)	(127)
Changes resulting from:
Valuation allowance	33	11	219	89
Foreign exchange	(27)	(5)	(34)	(2)
U.S. tax on non-U.S. earnings	(34)	(13)	(106)	(96)
State income taxes, net of federal income tax benefit	—	(1)	(3)	1
Foreign tax rate differences	(9)	(6)	(33)	(33)
Other, net	3	—	3	1
	$(66)	$(40)	$(89)	$(167)
During the three and nine months ended September 30, 2022, we released $33 million and $219 million, respectively, of the $673 million valuation allowance on our U.S. deferred income tax assets that existed at January 1, 2022. Of the released amount for the nine months ended September 30, 2022, $105 million was to offset future projected tax implications of the global intangible low-taxed income (or, “GILTI”) inclusion, which impacted the overall effective tax rate. The remaining amount released for the nine months ended September 30, 2022, and the amount released for the three months ended September 30, 2022, were mainly to offset tax implications relating to the GILTI inclusion.
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
In our evaluation process, we give the most weight to historical income or losses. During the second quarter of 2022, after evaluating all available positive and negative evidence, although realization is not assured, we determined that it is more likely than not that the $105 million of the U.S. deferred income tax assets released during the second quarter, will be realized in the future prior to expiration. The key factor contributing to the conclusion that the positive evidence ultimately outweighed existing negative evidence is the continuous GILTI inclusion. The rapidly changing dynamics in the wood products, pulp and paper segments resulted or are expected to result in significant GILTI inclusions for 2021, 2022 and some future years. These significant GILTI inclusions have created or are expected to create U.S. taxable income, which has been, or is expected to be entirely offset by existing U.S. tax attributes included in deferred income tax assets that have been fully reserved.
Note 13. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Any recovery from litigation or settlement of claims that is a

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
gain contingency is recognized if, and when, realized or realizable. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of September 30, 2022, will not have a material adverse effect on our Consolidated Financial Statements.
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
Countervailing Duties – On April 24, 2017, Commerce announced its preliminary determination in the countervailing duty investigation; as a result, from April 28, 2017 to August 25, 2017, we were required to pay cash deposits to the U.S. Customs and Border Protection agency (or, “U.S. Customs”) at a rate of 12.82% for countervailing duties on the vast majority of our U.S. imports of Canadian-produced softwood lumber. On November 2, 2017, Commerce issued its final determination in the countervailing investigation; as a result, from December 28, 2017 to November 30, 2020, we were required to pay cash deposits to U.S. Customs at a new rate of 14.70%. On November 23, 2020, Commerce issued its final determination in the first administrative review of the countervailing investigation; as a result, from December 1, 2020 to December 1, 2021, we were required to pay cash deposits to U.S. Customs at a rate of 19.10%. On November 24, 2021, Commerce issued its final determination in the second administrative review of the countervailing investigation; as a result, from December 2, 2021, to August 8, 2022, we were required to pay cash deposits to U.S. Customs at a rate of 18.07%. Commerce issued its final determination dated August 3, 2022, in the third administrative review of the countervailing investigation; as a result, since August 9, 2022, we have been required to pay cash deposits to U.S. Customs at a new rate of 10.10%. Through September 30, 2022, our cash deposits totaled $424 million.
Anti-dumping Duties – On June 26, 2017, Commerce announced its preliminary determination in the anti-dumping investigation; as a result, from June 30, 2017 to November 7, 2017, we were required to pay cash deposits to U.S. Customs at a rate of 4.59% for anti-dumping duties on the vast majority of our U.S. imports of Canadian-produced softwood lumber. On November 2, 2017, Commerce issued its final determination in the anti-dumping investigation; as a result, from November 8, 2017 to November 29, 2020, we were required to pay cash deposits to U.S. Customs at a new rate of 3.20%. On November 23, 2020, Commerce issued its final determination in the first administrative review of the anti-dumping investigation; as a result, from November 30, 2020 to December 1, 2021, we were required to pay cash deposits to U.S. Customs at a rate of 1.15%. On November 24, 2021, Commerce issued its final determination in the second administrative review of the anti-dumping investigation; as a result, from December 2, 2021, to August 8, 2022, we were required to pay cash deposits to U.S. Customs at a rate of 11.59%. Commerce issued its final determination dated August 3, 2022, in the third administrative review of the anti-dumping investigation; as a result, since August 9, 2022, we have been required to pay cash deposits to U.S. Customs at a new rate of 4.76%. Through September 30, 2022, our cash deposits totaled $111 million.
Ongoing Administrative Reviews – Following Commerce’s completion of the Canadian softwood lumber investigation and the first, second, and third administrative reviews, the fourth administrative review remains pending. On March 9, 2022, Commerce published a notice initiating the fourth administrative review of the countervailing duty and anti-dumping orders on softwood lumber products from Canada. According to a decision published by Commerce on April 27 and 29, 2022, we were not selected as a mandatory respondent for the fourth administrative reviews of the countervailing duty order and anti-dumping order, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Ongoing Appellate Reviews – On December 14, 2017 and January 4, 2018, we filed complaints supporting appellate reviews of the final results of Commerce’s countervailing and anti-dumping investigations on softwood lumber from Canada, respectively, before a binational panel formed pursuant to the North American Free Trade Agreement or United States-Mexico-Canada Agreement, as the case may be (or, “Panel”). Briefing for these appeals has been completed, and scheduling of the hearings remains pending. The full formation of the anti-dumping Panel was announced on October 17, 2022, and that of the countervailing Panel was announced on November 1, 2022. Further, on January 6, 2021 and January 19, 2021, we filed our complaints supporting appellate Panel reviews of the final results in the countervailing and anti-dumping first administrative reviews. We filed similar complaints with respect to the second administrative reviews on January 12, 2022, and with respect to the third administrative reviews on September 16, 2022.
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
Financial assurance – We are required by U.S. Customs to provide surety bonds to secure the payment of our cash deposits. As of September 30, 2022, we had unpaid deposits of $8 million related to products exported to the U.S. up to the end of the quarter since our last payment, and we had $101 million of surety bonds outstanding in favor of U.S. Customs, of which $62 million were secured by letters of credit. See Note 10, “Long-Term Debt – ABL Credit Facility” for more information.

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
Fibrek acquisition
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.40% of the outstanding Fibrek Inc. shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order by the Quebec Superior Court in Canada (or, the “Quebec Superior Court”) approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. On September 26, 2019, the Quebec Superior Court rendered a decision fixing the fair value of the shares of the dissenting shareholders at C$1.99 per share, or C$31 million in aggregate, plus interest and an additional indemnity, for a total estimated at C$44 million payable in cash. We had previously accrued C$14 million for the payment of the dissenting shareholders’ claims. Following the court decision, we accrued an additional C$30 million ($23 million), and as a result recorded $23 million in “Other expense, net” in our Consolidated Statement of Operations for the year ended on December 31, 2019. Of the total amount of C$44 million, C$19 million ($14 million) was payable immediately and paid on October 2, 2019. The remaining balances of C$28 million ($20 million) and C$27 million ($21 million) as of September 30, 2022 and December 31, 2021, respectively, which include accrued interest, are recorded in “Accounts payable and other” in our Consolidated Balance Sheets. We are appealing the decision, therefore the payment of any additional consideration and its timing will depend on the outcome of the appeal. On November 13, 2019, a legal hypothec in the amount of C$30 million was registered on our Saint-Félicien (Quebec) immovable and movable property to secure the payment of any additional amounts following the outcome of the appeal. The hearing in this matter is scheduled to occur in 2022.
Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or, the “CCAA Creditor Protection

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to C$150 million ($108 million), would have to be funded if we do not obtain the relief sought. The hearing in this matter has not yet been scheduled but could occur in the next 12 months.
Contingent gain
In 2016, we filed a lawsuit against Greenpeace International, Greenpeace Inc. and certain individuals related to loss of business following false allegations concerning the impact of our harvesting operations in certain regions in Quebec. The claims alleged certain damages resulting from defamation and unfair competition. The total amount for damages claimed is substantial but the amount and timing of the ultimate recovery, if any, is uncertain. As a result, any recovery from this litigation or settlement of this claim is a contingent gain and will be recognized if, and when, realized or realizable.
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
We have environmental liabilities of $16 million and $13 million recorded as of September 30, 2022 and December 31, 2021, respectively, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time.
We also have asset retirement obligations of $36 million recorded as of September 30, 2022 and December 31, 2021, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets.
These liabilities are included in “Accounts payable and other” and “Other liabilities” in our Consolidated Balance Sheets.
Note 14. Share Capital
Treasury stock
On December 7, 2021, we announced a new share repurchase program, authorized by our board of directors, of up to ten million shares of our common stock or $100 million, whichever occurs first. We repurchased no shares during the three months ended September 30, 2022, and 125,482 shares at an average price of $11.34 for a total of $2 million during the nine months ended September 30, 2022.
On March 2, 2020, our board of directors authorized a share repurchase program of up to 15% of our common stock, for an aggregate consideration of up to $100 million. During the three and nine months ended September 30, 2021, we repurchased 1,248,251 shares at an average price of $10.95 for a total of $14 million and 3,340,599 shares at an average price of $10.22 for a total of $34 million, respectively. This share repurchase program was completed in December 2021.
Dividends
We did not declare or pay any dividends on our common stock during the three and nine months ended September 30, 2022. We declared a special dividend of $1.00 per share ($79 million) on our common stock during the nine months ended September 30, 2021. The dividend was paid to shareholders on July 7, 2021.
Under some of our compensation plans, participants are credited additional units when a dividend is declared. The impact of the special dividend was as follows: for the nine months ended September 30, 2021, $3 million was recognized as a compensation

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
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
Information about certain segment data for the three and nine months ended September 30, 2022 and 2021, was as follows:

(Unaudited, in millions)	Market Pulp (1)	Tissue	Wood Products (2)	Paper	Segment Total	Corporate and Other	Total
Sales
Third quarter
2022	$265	$50	$379	$280	$974	$—	$974
2021	$234	$38	$293	$252	$817	$—	$817
First nine months
2022	$687	$150	$1,324	$816	$2,977	$—	$2,977
2021	$609	$115	$1,387	$719	$2,830	$—	$2,830
Depreciation and amortization
Third quarter
2022	$5	$4	$11	$10	$30	$4	$34
2021	$6	$5	$11	$15	$37	$5	$42
First nine months
2022	$16	$13	$33	$29	$91	$10	$101
2021	$18	$14	$32	$46	$110	$13	$123
Operating income (loss)
Third quarter
2022	$81	$(12)	$42	$52	$163	$(39)	$124
2021	$46	$(9)	$64	$16	$117	$(15)	$102
First nine months
2022	$144	$(30)	$441	$114	$669	$(93)	$576
2021	$80	$(18)	$690	$(15)	$737	$(52)	$685
(1)Inter-segment sales were $19 million and $7 million for the three months ended September 30, 2022 and 2021, respectively, and $47 million and $22 million for the nine months ended September 30, 2022 and 2021, respectively. These inter-segment sales, which were transacted at either the lowest market price of the previous month or cost, were excluded from market pulp sales.
(2)Wood products sales to our previously-held joint ventures, which were transacted at arm’s length negotiated prices, were $22 million for three months ended September 30, 2021, and were $12 million for the period up to the Acquisition Date and $55 million for the nine months ended September 30, 2021. See Note 2, “Business Combinations” for more information.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 16. Subsequent Events
The following significant events occurred subsequent to September 30, 2022:
•On October 31, 2022, Resolute’s stockholders approved the Transaction. The Transaction is subject to applicable regulatory approvals and the satisfaction of certain other customary closing conditions. See Note 2, “Business Combinations” for more information.
•On October 6, 2022, a fire started at our Menominee (Michigan) recycled pulp mill, which resulted in the temporary idling of the facility. We cannot yet estimate the extent of the losses, but aim to restart the mill in the coming months. We maintain insurance coverage for the mill, which is subject to customary deductible and limits.

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF THIRD-PARTY DATA
Statements in this Form 10-Q that are not reported financial results or other historical information of Resolute Forest Products are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to the potential benefits of the proposed transaction between Resolute Forest Products and Domtar Corporation; the prospective performance and outlook of our business, performance and opportunities; the ability of the parties to complete the proposed transaction and the expected timing of completion of the proposed transaction; the impact of the coronavirus (or, “COVID-19”) pandemic and resulting economic conditions on our business, results of operations and market price of our securities; the impact on our future business results of the price volatility of our products; the logistics and transportation network constraints and the levels of inventory; and to our: efforts and initiatives to reduce costs and increase revenues and profitability; business and operating outlook; future pension obligations; assessment of market conditions; growth strategies and prospects, and the growth potential of the Company and the industry in which we operate; liquidity; future cash flows, including as a result of the changes to our pension funding obligations; estimated capital expenditures; environmental, social and governance (or, “ESG”) reporting; and strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “continue,” “maintain,” “remain,” “estimate,” “aim” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.
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
Third Quarter and Year-to-Date Overview
Impact of global economic conditions
There continues to be a measure of uncertainty because of global geopolitical and economic conditions. While we benefit from strong market conditions for our pulp and paper segment and an overall improvement to logistic constraints, our operations and our financial results remain negatively affected by cost inflation. In addition, rising interest rates and reduced demand has adversely influenced our wood products segment.
Business combinations
Potential acquisition by Paper Excellence
On July 5, 2022, Resolute and Paper Excellence Group, through its wholly-owned subsidiary Domtar Corporation (or, “Domtar”), entered into a business combination agreement (or, the “Transaction”) under which Domtar will acquire all of the issued and outstanding common shares of Resolute for $20.50 per share, in cash, without interest, and one contractual contingent value right per share (or, the “CVR”).
Under the CVR, stockholders will receive any refunds on approximately $500 million of deposits on softwood lumber duties paid by Resolute through June 30, 2022, including any interest thereon, net of certain expenses and of applicable taxes. Any proceeds attributable to the CVR will be distributed proportionally to the CVR holders, and the value will ultimately be determined by the terms and timing of the resolution of the softwood lumber dispute between Canada and the United States. The terms and timing of such resolution is uncertain.
On October 31, 2022, Resolute's stockholders approved the Transaction. The Transaction, which is subject to applicable regulatory approvals and the satisfaction of certain other customary closing conditions, is expected to close in the first half of 2023. See Note 16, “Subsequent Events” to our Consolidated Financial Statements.
Acquisition of a power generation facility
On April 1, 2022, we acquired a 34.5 megawatt power generation facility in Senneterre (Quebec) for $8 million, including a contingent consideration. With this acquisition, we will maximize the use of biomass from our regional operations, generating green power and providing a platform for future growth and enhanced competitiveness in the Abitibi-Témiscamingue region.
Acquisition of Larouche and St-Prime
On March 4, 2022, we acquired control of Resolute-LP Engineered Wood Larouche Inc. and Resolute-LP Engineered Wood St-Prime Limited Partnership (or, “Larouche and St-Prime”), that were previously held as 50% owned joint ventures, by acquiring the remaining 50% equity interests from Louisiana-Pacific Canada Ltd., a wholly-owned subsidiary of Louisiana-Pacific Corporation, for a cash consideration of $51 million (including $1 million of working capital adjustment, and net of cash acquired of $8 million). Larouche and St-Prime, which are engineered wood product facilities located in Quebec, produce I-joists for the construction industry. This acquisition solidifies our presence in the engineered wood product segment with assets we know well, and downstream integrates over 60 million board feet of lumber capacity.
For more information, see Note 2, “Business Combinations,” to our Consolidated Financial Statements.
Indefinite idling of pulp and paper operations at Calhoun mill
In December 2021, we announced the indefinite idling of pulp and paper operations at our Calhoun (Tennessee) mill. During the first quarter of 2022, pulp and paper operations ceased. During the nine-month period ended September 30, 2022, we have revised our expected 2022 additional cash closure costs, disclosed in our December 31, 2021 Consolidated Financial Statements, from $32 million to $12 million, due to lower than expected chemical disposal costs. We already have incurred $7 million of these costs in the first nine months of 2022.
Menominee fire
On October 6, 2022, a fire started at our Menominee (Michigan) recycled pulp mill, which resulted in the temporary idling of the facility. We cannot yet estimate the extent of the losses, but aim to restart the mill in the coming months. We maintain insurance coverage for the mill, which is subject to customary deductible and limits.
Three months ended September 30, 2022 vs. September 30, 2021
Our operating income was $124 million in the quarter, compared to an operating income of $102 million in the third quarter of 2021. Excluding special items, our operating income was $123 million, compared to an operating income of $102 million in the year-ago period.
Our net income in the quarter was $87 million, or $1.11 per diluted share, compared to a net income of $80 million, or $0.99 per diluted share, in the year-ago period. Our net income in the quarter, excluding special items, was $85 million, or $1.08 per diluted share, compared to a net income of $67 million, or $0.84 per diluted share, in the year-ago period. Special items are described below.

Three Months Ended September 30, 2022	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$124	$87	$1.11
Adjustments for special items:
Closure costs, impairment and other related charges	(1)	(1)	(0.01)
Non-operating pension and other postretirement benefit costs	—	3	0.04
Other income, net	—	(37)	(0.47)
Income tax effect of special items	—	33	0.41
Adjusted for special items (1)	$123	$85	$1.08

Three Months Ended September 30, 2021	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$102	$80	$0.99
Adjustments for special items:
Non-operating pension and other postretirement benefit credits	—	(3)	(0.04)
Other income, net	—	(20)	(0.24)
Income tax effect of special items	—	10	0.13
Adjusted for special items (1)	$102	$67	$0.84
(1)Operating income, net income and net income per diluted share (or, “EPS”), in each case as adjusted for special items, are not financial measures recognized under U.S. generally accepted accounting principles (or, “GAAP”). We calculate operating income, as adjusted for special items, as operating income from our Consolidated Statements of Operations, adjusted for items such as closure costs, impairment, and other related charges, and gains and losses on disposition of assets that are excluded from our segment’s performance from GAAP operating income. We calculate net income, as adjusted for special items, as net income from our Consolidated Statements of Operations, adjusted for the same special items applied to operating income, in addition to non-operating pension and other postretirement benefit (or, “OPEB”) costs and credits, other income and expense, net, U.S. deferred income tax asset valuation allowance reversal (to offset future projected tax implications of the global intangible low-taxed income (or, “GILTI”) inclusion), and the income tax effect of the special items. EPS, as adjusted for special items, is calculated as net income, as adjusted for special items, per diluted share. We believe that using these non-GAAP measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to compare our operations and financial performance from period to period. Operating income, net income and EPS, in each case as adjusted for special items, are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.
Nine months ended September 30, 2022 vs. September 30, 2021
Our operating income was $576 million in the first nine months of the year, compared to operating income of $685 million in the year-ago period. Excluding special items, our operating income was $586 million, compared to operating income of $687 million in the year-ago period. Special items are described below.
Our net income in the first nine months of the year was $553 million, or $7.07 per diluted share, compared to net income of $435 million, or $5.39 per diluted share, in the year-ago period. Our net income in the period, excluding special items, was $417 million, or $5.33 per diluted share, compared to net income of $486 million, or $6.01 per diluted share, in the year-ago period.

Nine Months Ended September 30, 2022	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$576	$553	$7.07
Adjustments for special items:
Closure costs, impairment and other related charges	8	8	0.10
Net loss on disposition of assets	2	2	0.03
Non-operating pension and other postretirement benefit costs	—	13	0.17
Other income, net	—	(95)	(1.21)
U.S. deferred income tax asset valuation allowance reversal	—	(105)	(1.34)
Income tax effect of special items	—	41	0.51
Adjusted for special items (1)	$586	$417	$5.33

Nine Months Ended September 30, 2021	Operating Income	Net Income	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$685	$435	$5.39
Adjustments for special items:
Closure costs, impairment and other related charges	2	2	0.02
Non-operating pension and other postretirement benefit credits	—	(8)	(0.10)
Other expense, net	—	74	0.92
Income tax effect of special items	—	(17)	(0.22)
Adjusted for special items (1)	$687	$486	$6.01
(1)Operating income, net income and EPS, in each case as adjusted for special items, are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Overview – Third Quarter and Year-to-Date Overview” above.

RESULTS OF OPERATIONS
Consolidated Results
Selected financial information

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except per share amounts)	2022	2021	2022	2021
Sales	$974	$817	$2,977	$2,830
Operating income (loss) per segment:
Market pulp	$81	$46	$144	$80
Tissue	(12)	(9)	(30)	(18)
Wood products	42	64	441	690
Paper	52	16	114	(15)
Segment total	163	117	669	737
Corporate and other	(39)	(15)	(93)	(52)
Operating income	$124	$102	$576	$685
Net income attributable to Resolute Forest Products Inc.	$87	$80	$553	$435
Net income per common share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$1.12	$1.00	$7.14	$5.44
Diluted	$1.11	$0.99	$7.07	$5.39
Adjusted EBITDA (1)	$157	$144	$687	$810

(Unaudited, in millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$446	$112
Total assets	$4,053	$3,538
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2022	2021	2022	2021
Net income including noncontrolling interest	$87	$80	$553	$436
Interest expense	5	5	16	16
Income tax provision	66	40	89	167
Depreciation and amortization	34	42	101	123
EBITDA	$192	$167	$759	$742
Closure costs, impairment and other related charges	(1)	—	8	2
Net loss on disposition of assets	—	—	2	—
Non-operating pension and other postretirement benefit costs (credits)	3	(3)	13	(8)
Other (income) expense, net	(37)	(20)	(95)	74
Adjusted EBITDA	$157	$144	$687	$810
Three months ended September 30, 2022 vs. September 30, 2021
Operating income variance analysis
Sales
Sales increased by $157 million compared to the year-ago period, to $974 million. After removing the effects of the indefinite idling of the Calhoun pulp and paper operations during the first quarter of 2022 and the weaker Canadian dollar, pricing had a favorable impact of $119 million, as a result of an increase in the average transaction price for paper, market pulp, and tissue, up by 24%, 24% and 21% respectively, partly offset by lower prices in the wood products segment due to market conditions, down by 2%. Higher volume increased sales by $98 million, mainly reflecting higher shipments across all segments.
Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs (or, “COS”) increased by $99 million compared to the year-ago period. After removing the effects of the indefinite idling of the Calhoun pulp and paper operations, the higher volume and the weaker Canadian dollar, COS increased by $105 million, largely due to:
•higher fiber costs ($46 million), mainly reflecting an increase in stumpage fees (which are based on higher benchmark lumber selling prices reflecting a time lag in the stumpage system), higher harvesting costs (including fuel) and higher price for log purchases for the wood products segment; higher market pulp prices for the tissue segment; as well as higher price of recycled furnish for the market pulp segment;

•unfavorable maintenance and other operating costs ($25 million) as a result of higher costs, scope and timing of maintenance work, and higher labor and outside services costs;
•higher energy costs ($24 million) due to higher prices of natural gas and power; and
•higher chemical costs ($9 million), mainly due to higher prices.
Distribution costs
After removing the impact of volume, including the favorable impact ($6 million) of the indefinite idling of the Calhoun pulp and paper operations, and the weaker Canadian dollar, distribution costs increased by $24 million, mainly due to higher freight rates and limited flexibility of mode of transportation.
Depreciation and amortization
Depreciation and amortization was $8 million lower compared to the year-ago period, primarily due to fully depreciated assets and the decrease in depreciation related to the indefinite idling of the Calhoun pulp and paper operations, whose assets were fully impaired in the fourth quarter of 2021.
Selling, general and administrative expenses
Selling, general and administrative (or, “SG&A”) expenses increased by $25 million in the quarter compared to the same period last year, due to higher stock-based compensation expense, mainly reflecting a mark-to-market adjustment based on the stock price changes, and to costs related to the Transaction.
Indefinite idling of the Calhoun pulp and paper operations
During the three months ended September 30, 2022, the indefinite idling of Calhoun pulp and paper operations had a favorable impact of $7 million on our operating income. This included a decrease in sales of $59 million, in COS of $52 million (net of asset preservation costs of $2 million) and in distribution costs of $6 million, all reflecting the lower volume of 66,000 metric tons compared to the year-ago period; and lower SG&A of $5 million and depreciation of $3 million.
Net income variance analysis
Non-operating pension and other postretirement benefit (costs) credits
We recorded non-operating pension and OPEB costs of $3 million in the quarter, compared to credits of $3 million in the year-ago period. The difference mainly reflects lower expected return on plan assets ($4 million) in the current period.
Other income, net
We recorded other income, net, of $37 million in the quarter, compared to other income, net, of $20 million, in the year-ago period. The difference mainly reflects a foreign exchange gain of $37 million in the current period, compared to a foreign exchange gain of $12 million and income from equity method investments of $8 million in the year-ago period.
Income taxes
We recorded an income tax provision of $66 million in the quarter on income before income taxes of $153 million, compared to an expected income tax provision of $32 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: U.S. tax on non-U.S. earnings ($34 million); foreign exchange items ($27 million); and foreign tax rate differences ($9 million); partly offset by an income tax benefit for our valuation allowance related to our U.S. operations ($33 million) where we recognized a full valuation allowance against our deferred income tax assets as of January 1, 2022.
During the three months ended September 30, 2022, we released $33 million of the $673 million valuation allowance on our U.S. deferred income tax assets that existed at January 1, 2022, mainly to offset tax implications relating to the GILTI inclusion.
In the third quarter of 2021, we recorded an income tax provision of $40 million, on income before income taxes of $120 million, compared to an expected income tax provision of $26 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: U.S. tax on non-U.S. earnings ($13 million); foreign tax rate differences ($6 million); and foreign exchange items ($5 million); partly offset by a decrease in our valuation allowance related to our U.S. operations ($11 million) where we recognized a full valuation allowance against our deferred income tax assets.

The $11 million decrease in our valuation allowance for the three months ended September 30, 2021, was to offset the tax implications relating to the GILTI inclusion.
Nine months ended September 30, 2022 vs. September 30, 2021
Operating income variance analysis
Sales
Sales increased by $147 million compared to the year-ago period, to $2,977 million. After removing the effects of the indefinite idling of the Calhoun pulp and paper operations and the weaker Canadian dollar, pricing had a favorable impact of $233 million, mainly as a result of an increase in the average transaction price for paper, market pulp, and tissue, up by 25%, 23% and 13% respectively, partly offset by a decrease in the average transaction price for wood products, down by 10%. Higher volume increased sales by $51 million, mainly reflecting higher shipments in tissue ($18 million), and wood products ($33 million) due to the acquisition of the remaining 50% equity interests in Larouche and St-Prime, partly offset by logistic constraints as a result of limited rail car availability.
Cost of sales, excluding depreciation, amortization and distribution costs
COS increased by $205 million in the period. After removing the effects of the indefinite idling of the Calhoun pulp and paper operations, the weaker Canadian dollar and volume, COS increased by $288 million, largely reflecting:
•higher fiber costs ($133 million), mainly reflecting an increase in stumpage fees (which are based on higher benchmark lumber selling prices reflecting a time lag in the stumpage system), higher harvesting costs (including fuel) and higher price for log purchases for the wood products segment; higher price of recycled furnish for the market pulp segment; as well as higher market pulp prices for the tissue segment;
•higher energy costs ($68 million) due to higher prices of natural gas and power, as well as lower internal power generation, mainly as a result of a seven-month turbine failure at the Saint-Félicien (Quebec) mill which was back in operation during the second quarter of 2022;
•unfavorable maintenance and other operating costs ($67 million) as a result of higher costs, scope and timing of maintenance work, and higher labor and outside services costs; and
•higher chemical costs ($23 million), mainly due to higher prices.
Distribution costs
After removing the impact of volume, including the favorable impact ($14 million) of the indefinite idling of the Calhoun pulp and paper operations, and the weaker Canadian dollar, distribution costs increased by $65 million, mainly due to higher freight rates and limited flexibility of mode of transportation.

Depreciation and amortization
Depreciation and amortization was $22 million lower compared to the year-ago period, primarily due to fully depreciated assets and the decrease in depreciation related to the indefinite idling of the Calhoun pulp and paper operations, whose assets were fully impaired in the fourth quarter of 2021.
Selling, general and administrative expenses
SG&A expenses increased by $19 million in the first nine months of 2022, compared to the same period last year, mainly due to costs related to the Transaction.
Closure costs, impairment and other related charges
In the first nine months of 2022, we recorded additional closure costs, impairment and other related charges of $8 million, related to the indefinite idling of our Calhoun pulp and paper operations, and additional costs for the Baie-Comeau (Quebec) paper mill. This compares to $2 million of closure costs, impairment and other related charges in the year-ago period, related to the indefinite idling of our Baie-Comeau paper mill.
Indefinite idling of the Calhoun pulp and paper operations
In the first nine months of 2022, the indefinite idling of our Calhoun pulp and paper operations had a favorable impact of $22 million on our operating income. This included a decrease in sales of $135 million, in COS of $130 million (net of asset preservation costs of $15 million) and in distribution costs of $14 million, all reflecting the lower volume of 166,000 metric tons compared to the year-ago period; and lower depreciation of $7 million and SG&A of $6 million.
Net income variance analysis
Non-operating pension and other postretirement benefit (costs) credits
We recorded non-operating pension and OPEB costs of $13 million in the first nine months of 2022, compared to credits of $8 million in the year-ago period. The difference reflects: in the current period, lower expected return on plan assets ($15 million), higher interest cost ($6 million), and pension special termination benefit cost ($3 million) related to the indefinite idling of our pulp and paper operations at our Calhoun mill; partly offset by lower amortization of actuarial losses ($6 million).
Other income, net
We recorded other income, net, of $95 million in the first nine months of 2022, compared to other expense, net, of $74 million in the year-ago period. The difference mainly reflects a foreign exchange gain of $45 million, a gain on previously-held equity investments of $42 million (see Note 2, “Business Combinations” to our Consolidated Financial Statements), and income from equity method investments of $7 million in the current period, compared to a foreign exchange gain of $1 million, a loss on commodity contracts of $85 million, principally related to lumber futures contracts and income from equity method investments of $12 million in the year-ago period. There were no lumber futures contracts outstanding as of September 30, 2022 and 2021.
Income taxes
We recorded an income tax provision of $89 million in the first nine months of 2022 on income before income taxes of $642 million, compared to an expected income tax provision of $135 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: an income tax benefit for our valuation allowance related to our U.S. operations ($219 million) where we recognized a full valuation allowance against our deferred income tax assets as of January 1, 2022; partly offset by U.S. tax on non-U.S. earnings ($106 million); foreign exchange items ($34 million); and foreign tax rate differences ($33 million).
During the nine months ended September 30, 2022, we released $219 million of the $673 million valuation allowance on our U.S. deferred income tax assets that existed at January 1, 2022. Of the released amount, $105 million was to offset future projected tax implications of the GILTI inclusion, which impacted the overall effective tax rate. The remaining amount released was mainly to offset tax implications relating to the GILTI inclusion for the nine months ended September 30, 2022.
At each reporting period, we assess whether it is more likely than not that the deferred income tax assets will be realized, based on the review of all available positive and negative evidence, including future reversals of existing taxable temporary differences, estimates of future taxable income, past operating results, and prudent and feasible tax planning strategies.

In our evaluation process, we give the most weight to historical income or losses. During the second quarter of 2022, after evaluating all available positive and negative evidence, although realization is not assured, we determined that it is more likely than not that the $105 million of the U.S. deferred income tax assets released during the second quarter, will be realized in the future prior to expiration. The key factor contributing to the conclusion that the positive evidence ultimately outweighed existing negative evidence is the continuing GILTI inclusion. The rapidly changing dynamics in the wood products, pulp and paper segments resulted or are expected to result in significant GILTI inclusions for 2021, 2022 and some future years. These significant GILTI inclusions have created or are expected to create U.S. taxable income, which has been, or is expected to be entirely offset by existing U.S. tax attributes included in deferred income tax assets that have been fully reserved.
In the first nine months of 2021, we recorded an income tax provision of $167 million, on income before income taxes of $603 million, compared to an expected income tax provision of $127 million based on the U.S. federal statutory income tax rate of 21%. The difference mainly reflects: U.S. tax on non-U.S. earnings ($96 million); foreign tax rate differences ($33 million); partly offset by a net decrease in our valuation allowance related to our U.S. operations ($89 million) where we recognized a full valuation allowance against our deferred income tax assets.
The $89 million net decrease in our valuation allowance for the nine months ended September 30, 2021, was mainly to offset the tax implications relating to the GILTI inclusion.

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

MARKET PULP
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2022	2021	2022	2021
Sales	$265	$234	$687	$609
Operating income (1)	$81	$46	$144	$80
EBITDA (2)	$86	$52	$160	$98
(In thousands of metric tons)
Shipments	260	283	741	808
Downtime	2	28	33	76

	September 30,
(Unaudited, in thousands of metric tons)	2022	2021
Finished goods inventory	67	52
(1)Net income including noncontrolling interest is equal to operating income in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2022	2021	2022	2021
Net income including noncontrolling interest	$81	$46	$144	$80
Depreciation and amortization	5	6	16	18
EBITDA	$86	$52	$160	$98
Industry trends
World demand for chemical pulp increased by 2.8% in the first eight months of 2022 compared to the year-ago period, reflecting an increase in North America and Western Europe of 3.1% and 5.9%, respectively, while China decreased by 2.8%. In the first eight months of 2022, world capacity increased by 3.0% compared to the year-ago period.

World demand for softwood pulp fell by 1.9% in the first eight months of 2022, with a decrease of 14.0% in China, while North America and Western Europe increased by 4.1% and 2.2%, respectively. The shipment-to-capacity ratio was 86%.
In the same period, world demand for hardwood pulp increased by 5.3%, with shipments to Western Europe, North America, and China up by 8.1%, 2.2%, and 1.3%, respectively. The shipment-to-capacity ratio was 88%.
Three months ended September 30, 2022 vs. September 30, 2021
Operating income variance analysis

MARKET PULP

(Unaudited, in millions)

OPERATING INCOME VARIANCE

46
(22)
2
51
18
(1)
(17)
3
2
1
(4)
1
1
81
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q3'21 OPERATING INCOME
Calhoun pulp and paper indefinite idling
Volume
Pricing
FX
Calhoun pulp and paper indefinite idling
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q3'22 OPERATING INCOME

Sales
Sales were $31 million higher, or 13%, in the quarter to $265 million. After removing the effects of the indefinite idling of the Calhoun pulp operations, pricing contributed to a $51 million increase due to higher realized prices in all pulp grades as the average transaction price rose by $199 per metric ton, or 24%.
Cost of sales, excluding depreciation, amortization and distribution costs
COS decreased by $3 million compared to the year-ago period. After removing the effects of the indefinite idling of the Calhoun pulp operations, higher volume, and the weaker Canadian dollar, COS increased by $17 million, largely reflecting:
•higher energy costs ($6 million) due to higher prices of natural gas and power;
•higher fiber costs ($6 million), mainly due to higher price of recycled furnish; and
•higher chemical costs ($4 million), mainly due to higher prices.
Distribution costs
After removing the effect of volume including the favorable impact of the indefinite idling of the Calhoun pulp operations, and of the weaker Canadian dollar, distribution costs increased by $4 million, mainly due to higher freight rates and limited flexibility of mode of transportation.

Nine months ended September 30, 2022 vs. September 30, 2021
Operating income variance analysis

MARKET PULP

(Unaudited, in millions)

OPERATING INCOME VARIANCE

80
(49)
4
123
52
(2)
(69)
6
5
1
(12)
2
3
144
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'21 OPERATING INCOME
Calhoun pulp and paper indefinite idling
Volume
Pricing
FX
Calhoun pulp and paper indefinite idling
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q1-Q3'22 OPERATING INCOME

Sales
Sales were $78 million higher, or 13%, to $687 million in the first nine months of the year. After removing the effects of the indefinite idling of the Calhoun pulp operations, pricing increased sales by $123 million, reflecting an increase in the average transaction price of $176 per metric ton, or 23%, due to higher realized prices in all pulp grades.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of the indefinite idling of the Calhoun pulp operations, higher volume and the weaker Canadian dollar, manufacturing costs increased by $69 million, largely reflecting:
•higher energy costs ($29 million) due to higher prices of natural gas and power, as well as lower internal power generation, mainly as a result of a seven-month turbine failure at the Saint-Félicien mill which was back in operation during the second quarter of 2022;
•higher fiber costs ($22 million), mainly due to higher price of recycled furnish;
•higher chemical costs ($11 million), mainly due to higher prices; and
•unfavorable maintenance and labor costs ($11 million), mainly as a result of the timing of scheduled outages and the scope of work.
Distribution costs
After removing the effect of volume including the favorable impact of the indefinite idling of the Calhoun pulp operations, and the weaker Canadian dollar, distribution costs increased by $12 million, mainly due to higher freight rates and limited flexibility of mode of transportation.

TISSUE
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2022	2021	2022	2021
Sales	$50	$38	$150	$115
Operating loss (1)	$(12)	$(9)	$(30)	$(18)
EBITDA (2)	$(8)	$(4)	$(17)	$(4)
(In thousands of short tons)
Shipments (3)	24	23	75	65
Downtime	2	3	2	10

	September 30,
(Unaudited, in thousands of short tons)	2022	2021
Finished goods inventory (3)	5	6
(1)Net loss including noncontrolling interest is equal to operating loss in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.
(3)Tissue converted products, which are measured in cases, are converted to short tons.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2022	2021	2022	2021
Net loss including noncontrolling interest	$(12)	$(9)	$(30)	$(18)
Depreciation and amortization	4	5	13	14
EBITDA	$(8)	$(4)	$(17)	$(4)
Industry trends
Total U.S. tissue consumption rose by 4.5% in the first eight months of 2022, compared to the year-ago period. Converted product shipments increased by 3.9%, where at-home shipments increased by 3.7%, and away-from-home shipments increased by 4.2%.

U.S. parent roll production rose by 4.0% in the first eight months of 2022, and the average industry production-to-capacity ratio increased to 94%, up from 90% in the year-ago period.
Three months ended September 30, 2022 vs. September 30, 2021
Operating loss variance analysis

TISSUE

(Unaudited, in millions)

OPERATING LOSS VARIANCE

(9)
3
9
(1)
(15)
(1)
1
1
(12)
Q3'21 OPERATING LOSS
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
FX
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q3'22 OPERATING LOSS

Sales
Sales were $12 million higher, or 32%, to $50 million in the quarter, reflecting an increase in the average transaction price of $363 per short ton, or 21%, due to a favorable product mix and a rise in tissue pricing, and an increase in shipments by 1,000 short tons, or 4%, following better conditions in the retail and away-from-home markets.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of higher volume, our manufacturing costs increased by $15 million compared to the year-ago period, mainly reflecting:
•higher fiber costs ($9 million) due to higher market pulp prices, including the loss of pulp integration following the indefinite idling of the Calhoun pulp and paper operations; and
•higher energy costs ($4 million) due to higher prices.

Nine months ended September 30, 2022 vs. September 30, 2021
Operating loss variance analysis

TISSUE

(Unaudited, in millions)

OPERATING LOSS VARIANCE

17
18
(12)
(18)
(32)
(1)
(3)
1
(30)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'21 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q1-Q3'22 OPERATING LOSS

Sales
Sales were $35 million higher, or 30%, to $150 million in the first nine months of the year, due to an increase in shipments by 10,000 short tons, or 15%, following better conditions in the retail and away-from-home markets, and an increase in pricing of $228 per short ton, or 13%, due to favorable product mix and a rise in tissue pricing.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of higher volume, our manufacturing costs increased by $32 million compared to the year-ago period, mainly reflecting:
•higher fiber costs ($21 million) due to higher market pulp prices, including the loss of pulp integration following the indefinite idling of the Calhoun pulp and paper operations;
•higher energy costs ($6 million) due to higher prices; and
•unfavorable maintenance and labor costs ($4 million).

WOOD PRODUCTS
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2022	2021	2022	2021
Sales	$379	$293	$1,324	$1,387
Operating income (1)	$42	$64	$441	$690
EBITDA (2)	$53	$75	$474	$722
(In millions board feet)
Shipments (3)	606	511	1,577	1,578
Downtime	22	47	72	112

	September 30,
(Unaudited, in millions board feet)	2022	2021
Finished goods inventory (3)	168	129
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2022	2021	2022	2021
Net income including noncontrolling interest	$42	$64	$441	$690
Depreciation and amortization	11	11	33	32
EBITDA	$53	$75	$474	$722
Industry trends
U.S. housing starts were 1.6 million on a seasonally adjusted basis in the first nine months of 2022, up by 1.8% from the same period last year, which reflects a 5.1% decrease in single-family starts and an increase of 17.9% in multi-family starts.

2x4 – Random Length (or “RL”) #1-2 Kiln Dried Great Lakes (or “KD GL”) price fell by 1.5% in the first nine months of 2022 compared to the year ago period, and the 2x4x8 Stud KD GL price rose by 2.4%. The 2x4 – RL #2 KD Southern Pine (Eastside) price decreased by 0.1%, and the 2x4 – RL #2 KD Southern Pine (Westside) price was down by 0.2%.
Three months ended September 30, 2022 vs. September 30, 2021
Operating income variance analysis

WOOD PRODUCTS

(Unaudited, in millions)

OPERATING INCOME VARIANCE

64
92
(6)
(55)
(43)
3
(4)
1
(8)
(2)
42
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q3'21 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q3'22 OPERATING INCOME

Sales
Sales were $86 million higher, or 29%, to $379 million in the quarter. Volume increased sales by $92 million reflecting an increase in shipments of 95 million board feet, or 19%, due to softer lumber market conditions in the prior period. Pricing resulted in a $6 million decrease in sales.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effects of the weaker Canadian dollar, and of the higher volume, which included higher manufacturing costs related to the Larouche and St-Prime acquisition, COS increased by $43 million, mainly reflecting:
•higher log costs ($26 million), primarily due to an increase in stumpage fees (which are based on higher benchmark lumber selling prices reflecting a time lag in the stumpage system), as well as fuel and higher external log cost; and
•unfavorable sawmill operating costs ($14 million), mainly due to maintenance, labor, outside services and fuel.
Distribution costs
After removing the effect of higher volume, and of the weaker Canadian dollar, distribution costs increased by $8 million, mainly due to higher freight rates and limited flexibility of mode of transportation.

Nine months ended September 30, 2022 vs. September 30, 2021
Operating income variance analysis

WOOD PRODUCTS

(Unaudited, in millions)

OPERATING INCOME VARIANCE

690
33
(96)
(50)
(120)
4
2
1
(17)
(1)
(5)
441
Q1-Q3'21 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
FX
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q1-Q3'22 OPERATING INCOME

Sales
Sales were $63 million lower, or 5%, to $1,324 million in the first nine months of the year mainly reflecting lower prices due to market conditions, partly offset by the acquisition of the remaining 50% equity interests in Larouche and St-Prime. Pricing decreased sales by $96 million, reflecting a lower average transaction price of $90 per thousand board feet, or 10%. Sales volume was $33 million higher, due to the acquisition of the remaining 50% equity interests in Larouche and St-Prime, partly offset by logistic constraints as a result of limited rail car availability.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effects of the weaker Canadian dollar, and of the higher volume, which included higher manufacturing cost related to the Larouche and St-Prime acquisition, COS increased by $120 million, mainly reflecting:
•higher log costs ($79 million), primarily due to an increase in stumpage fees (which are based on higher benchmark lumber selling prices reflecting a time lag in the stumpage system), harvesting costs, fuel and higher external log cost; and
•unfavorable sawmill operating costs ($39 million), mainly due to maintenance, labor, outside services and fuel.
Distribution costs
After removing the effect of volume, and the weaker Canadian dollar, distribution costs increased by $17 million, mainly due to higher freight rates and limited flexibility of mode of transportation.

PAPER
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2022	2021	2022	2021
Sales	$280	$252	$816	$719
Operating income (loss) (1)	$52	$16	$114	$(15)
EBITDA (2)	$62	$31	$143	$31
(In thousands of metric tons)
Shipments	327	364	1,020	1,124
Downtime	32	36	96	229

	September 30,
(Unaudited, in thousands of metric tons)	2022	2021
Finished goods inventory	74	72
(1)Net income (loss) including noncontrolling interest is equal to operating income (loss) in this segment.
(2)EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2022	2021	2022	2021
Net income (loss) including noncontrolling interest	$52	$16	$114	$(15)
Depreciation and amortization	10	15	29	46
EBITDA	$62	$31	$143	$31
Industry trends
North American newsprint demand fell by 8.4% in the first eight months of the year compared to the same period last year. Demand from newspaper publishers fell by 6.4% and demand from commercial printers fell by 11.4%. The North American shipment-to-capacity ratio was 90%, compared to 95% in the year-ago-period.

Global demand for newsprint fell by 2.6% in the first eight months of 2022, with North America, Western Europe, and Asia down by 8.4%, 0.7%, and 1.7%, respectively. The shipment-to-capacity ratio increased to 89%, up from 86% in the year-ago period.
North American demand for uncoated mechanical papers rose by 8.4% in the first eight months of 2022, compared to the year-ago period, reflecting a 6.7% increase in supercalendered grades, and a 9.8% increase in standard grades. The shipment-to-capacity ratio for all uncoated mechanical papers was 92%, compared to 91% in the year-ago period.
Three months ended September 30, 2022 vs. September 30, 2021
Operating income variance analysis

PAPER

(Unaudited, in millions)

OPERATING INCOME VARIANCE

16
(37)
1
65
(1)
36
(30)
5
4
(11)
5
(1)
52
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q3'21 OPERATING INCOME
Calhoun pulp and paper indefinite idling
Volume
Pricing
FX
Calhoun pulp and paper indefinite idling
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q3'22 OPERATING INCOME

Sales
Sales increased by $28 million, or 11%, to $280 million in the quarter. After adjusting for the effects of the indefinite idling of the Calhoun paper operations, volume, and the Canadian dollar fluctuation, pricing contributed to a $65 million increase in sales, due to higher prices across all paper grades reflecting a rise in the average transaction price of $167 per metric ton, or 24%.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of the indefinite idling of the Calhoun paper operations, and the weaker Canadian dollar, manufacturing costs increased by $30 million, largely reflecting:
•higher energy costs ($13 million) due to higher prices of power and natural gas;
•higher fiber costs ($5 million);
•higher chemical costs ($5 million) due to price increase; and
•unfavorable maintenance costs ($3 million) as a result of the scope of work.
Distribution costs
After removing the effect of volume, distribution costs increased by $11 million, mainly due to higher freight rates and limited flexibility of mode of transportation.

Depreciation and amortization
Depreciation and amortization was $5 million lower compared to the year-ago period, primarily due to fully depreciated assets and the decrease in depreciation related to the indefinite idling of the Calhoun pulp and paper operations, whose assets were fully impaired in the fourth quarter of 2021.
Nine months ended September 30, 2022 vs. September 30, 2021
Operating income (loss) variance analysis

PAPER

(Unaudited, in millions)

OPERATING INCOME (LOSS) VARIANCE

(15)
(86)
(4)
189
(2)
93
(2)
(66)
9
10
1
(33)
17
3
114
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'21 OPERATING LOSS
Calhoun pulp and paper indefinite idling
Volume
Pricing
FX
Calhoun pulp and paper indefinite idling
Volume
Manufacturing costs
FX
Volume
FX
Other items
Depreciation and amortization
SG&A
Q1-Q3'22 OPERATING INCOME

Sales
Sales rose by $97 million, or 13%, to $816 million in the first nine months of the year. After adjusting for the effects of the indefinite idling of the Calhoun paper operations and the Canadian dollar fluctuation, pricing contributed to a $189 million increase in sales, due to an increase in the average transaction price of $160 per metric ton, or 25%, due to higher prices across all paper grades and lower volume decreased sales by $4 million due to logistic constraints.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs increased by $66 million after adjusting for the effects of volume, the indefinite idling of the Calhoun paper operations, and the weaker Canadian dollar, largely reflecting:
•higher energy costs ($32 million) due to higher prices of power and natural gas, as well as lower internal power generation;
•higher chemical costs ($11 million), mainly due to higher prices;
•higher fiber costs ($11 million); and
•unfavorable maintenance costs ($10 million) as a result of the scope of work.
Distribution costs
After removing the impact of volume, including the favorable impact of the indefinite idling of the Calhoun paper operations, and the weaker Canadian dollar, distribution costs increased by $33 million, mainly due to higher freight rates and limited flexibility of mode of transportation.

Depreciation and amortization
Depreciation and amortization was $17 million lower compared to the year-ago period, primarily due to fully depreciated assets and the decrease in depreciation related to the indefinite idling of the Calhoun paper operations, whose assets were fully impaired in the fourth quarter of 2021.

Corporate and Other
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2022	2021	2022	2021
Cost of sales, excluding depreciation, amortization and distribution costs	$(5)	$(3)	$(21)	$(5)
Depreciation and amortization	(4)	(5)	(10)	(13)
Selling, general and administrative expenses	(31)	(7)	(52)	(32)
Closure costs, impairment and other related charges	1	—	(8)	(2)
Net loss on disposition of assets	—	—	(2)	—
Operating loss	(39)	(15)	(93)	(52)
Interest expense	(5)	(5)	(16)	(16)
Non-operating pension and other postretirement benefit (costs) credits	(3)	3	(13)	8
Other income (expense), net	37	20	95	(74)
Income tax provision	(66)	(40)	(89)	(167)
Net loss including noncontrolling interest	$(76)	$(37)	$(116)	$(301)
The table below shows the reconciliation of net loss including noncontrolling interest to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected financial information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2022	2021	2022	2021
Net loss including noncontrolling interest	$(76)	$(37)	$(116)	$(301)
Interest expense	5	5	16	16
Income tax provision	66	40	89	167
Depreciation and amortization	4	5	10	13
EBITDA	(1)	13	(1)	(105)
Closure costs, impairment and other related charges	(1)	—	8	2
Net loss on disposition of assets	—	—	2	—
Non-operating pension and other postretirement benefit costs (credits)	3	(3)	13	(8)
Other (income) expense, net	(37)	(20)	(95)	74
Adjusted EBITDA	$(36)	$(10)	$(73)	$(37)
Three and nine months ended September 30, 2022 vs. September 30, 2021
Cost of sales, excluding depreciation, amortization and distribution costs
COS increased compared to the year-ago period principally due to asset preservation costs, mainly related to our indefinitely idled Calhoun pulp and paper operations.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, cash flows provided by operations, and our credit facilities to: fund our operations; make pension contributions; and to finance our working capital, capital expenditures, duty cash deposits and opportunities in support of our growth and transformation strategy. In addition, from time to time we may use available cash to reduce debt and to return capital to stockholders, including through share repurchases or special dividends. As of September 30, 2022, we had cash and cash equivalents of $446 million and availability of $874 million under our credit facilities.
Based on our current projections, we expect to have sufficient financial resources available to finance our business plan, make pension contributions, meet working capital and duty cash deposit requirements, and maintain an appropriate level of capital spending.
Third Quarter and Year-to-Date Overview
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

Flow of Funds
Summary of cash flows
A summary of cash flows for the nine months ended September 30, 2022 and 2021, was as follows:

	Nine Months Ended September 30,
(Unaudited, in millions)	2022	2021
Net cash provided by operating activities	$591	$580
Net cash used in investing activities	(253)	(204)
Net cash used in financing activities	(4)	(375)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(7)	(1)
Net increase in cash and cash equivalents, and restricted cash	$327	$—
Nine months ended September 30, 2022 vs. September 30, 2021
Net cash provided by operating activities
We generated $591 million of cash from operating activities in the first nine months of 2022, compared to $580 million in the year-ago period. The increase is primarily driven by a decrease in planned major maintenance payments, as well as pension contributions, partly offset by lower profitability and an unfavorable working capital variance in the current period.
Net cash used in investing activities
We used $253 million of cash in investing activities in the current period, compared to $204 million in the year-ago period. The difference mostly reflects the acquisitions, net of cash acquired, of Larouche and St-Prime and of a power generation facility in Senneterre ($49 million).
Net cash used in financing activities
Net cash used in financing activities was $4 million in the first nine months of 2022, compared to $375 million in the year-ago period. The difference mostly reflects the repayment of the 5.875% senior unsecured notes due 2023 of $375 million partly offset by the issuance of the 4.875% senior unsecured notes due 2026 of $300 million, as well as the repayment of $180 million in term loans in the year-ago period. In addition, in the current year, we repurchased $2 million of shares, compared to the year-ago period when we repurchased $34 million, and paid a special dividend of $1 per share, or $79 million.
Outlook
While headwinds from inflationary pressure and rising interest rates influenced building materials demand and prices in the third quarter, we expect lumber prices to stabilize as the market finds supply-demand balance. The paper segment should continue to benefit from favorable prices. We expect market conditions to soften marginally in market pulp, while the temporary idling of the Menominee recycled pulp mill will result in lower shipments. With transportation challenges easing, we expect to continue to normalize inventory in wood products and paper segments.
Share Repurchase Program
On December 7, 2021, we announced a new share repurchase program, authorized by our board of directors, of up to ten million shares of our common stock or $100 million, whichever occurs first. We repurchased no shares during the three months ended September 30, 2022, and 125,482 shares at an average price of $11.34 for a total of $2 million during the nine months ended September 30, 2022.
On March 2, 2020, our board of directors authorized a share repurchase program of up to 15% of our common stock, for an aggregate consideration of up to $100 million. During the three and nine months ended September 30, 2021, we repurchased 1,248,251 shares at an average price of $10.95 for a total of $14 million and 3,340,599 shares at an average price of $10.22 for a total of $34 million, respectively. This share repurchase program was completed in December 2021.

Dividends
We did not declare or pay any dividends on our common stock during the three and nine months ended September 30, 2022. We declared a special dividend of $1.00 per share ($79 million) on our common stock during the nine months ended September 30, 2021. The dividend was paid to shareholders on July 7, 2021.

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
ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of September 30, 2022. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
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
The Transaction is subject to customary conditions to closing, including the receipt of required regulatory approvals and other customary closing conditions. If any condition to the Transaction is not satisfied or, if permissible, waived, the Transaction will not be completed. In addition, Domtar Corporation (or, “Domtar”) and the Company may terminate the Transaction in certain circumstances. If Domtar and the Company do not complete the Transaction, the market price of the Company’s common stock may fluctuate to the extent that the current market prices of those shares reflect a market assumption that the Transaction will be completed. The Company will also be obligated to pay certain fees and expenses in connection with the Transaction, whether or not the Transaction is completed. In addition, the Company has diverted significant management resources in an effort to complete the Transaction and is subject to restrictions contained in the merger agreement between the Company and Domtar on the conduct of its business. If the Transaction is not completed, the Company will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit. Further, in specified circumstances, the Company may be required to pay Domtar a company termination fee of up to $40 million if the Transaction is terminated.
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
•the inability to pursue alternative business opportunities or make appropriate changes to our business because the merger agreement between the Company and Domtar requires us to, subject to certain exceptions, conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the proposed Transaction;
•any legal proceedings related to the proposed Transaction and the costs related thereto; and
•the incurrence of significant costs, expenses, and fees of professional services and other transaction costs in connection with the proposed Transaction.

RESOLUTE FOREST PRODUCTS INC.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information about our stock repurchases for the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31	—	$—	—	$98,576,675
August 1 to August 31	—	—	—	98,576,675
September 1 to September 30	—	—	—	98,576,675
Total	—	$—	—	$98,576,675
(1)2021 share repurchase program of up to ten million shares of our common stock or $100 million, whichever occurs first. For more information, see Note 14, “Share Capital,” to our Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
ITEM 6.    EXHIBITS

Exhibit No.	Description

†10.1	Form of Resolute Forest Products 2019 Equity Incentive Plan Director Cash-Settled Deferred Stock Unit Agreement.

†10.2	Form of Resolute Forest Products 2019 Equity Incentive Plan Director Cash-Settled Restricted Stock Unit Agreement.

†10.3	Form of Resolute Forest Products 2019 Equity Incentive Plan Cash Settled Performance Stock Unit Agreement.

†10.4	Form of Resolute Forest Products 2019 Equity Incentive Plan Director Cash-Settled Restricted Stock Unit Agreement.

†10.5	Retention Agreement between Sylvain Girard and Resolute Forest Products Inc., dated September 20, 2022.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

†	This is a management contract or compensatory plan or arrangement.
*	Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

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
Date: November 3, 2022